Form 10-Q
period 2008-10-31
GLOBAL CLUB, INC.
filed 2009-01-05
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 333-153385

GLOBAL CLUB, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2940624
(State of or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112 North Curry Street, Carson City	89703
(Address of principal executive offices)	(Zip Code)

(775) 333-1198

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer ☐	Accelerated filer [	]

Non-accelerated filer [ ] (Do not check if a smaller reporting Company) Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in rule 12b-2 of the Exchange Act).                                                          Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 11, 2008, the registrant had 4,750,000 shares of common stock, $0.001 par value, issued and outstanding.

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

October 31, 2008

(Unaudited)

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	As of October 31, 2008 (Unaudited)	As of July 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 64	$ 4,750
Total current assets	64	4,750

Total assets	$ 64	$ 4,750

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 2,500 2,823	$ 1,500 1,223
Total current liabilities	5,323	2,723
Total liabilities	5,323	2,723

STOCKHOLDER’S DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 4,750,000 shares of common stock	4,750	4,750

Deficit accumulated during the development stage	(10,009)	(2,723)

Total stockholder’s deficit	(5,259)	(2,027)

Total liabilities and stockholder’s deficit	$ 64	$ 4,750

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2008	From June 27, 2008 (Inception) through October 31, 2008

REVENUE	$ -	$ -

EXPENSES
General and administrative	(736)	(759)
Professional fees	(6,550)	(9,250)
Total expenses	(7,286)	(10,009)

NET LOSS	$ (7,286)	$ (10,009)

BASIC NET LOSS PER SHARE	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,750,000

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FROM JUNE 27, 2008 (INCEPTION) THROUGH OCTOBER 31, 2008

	Common Stock		Deficit accumulated during the development	Total stockholder’s
	Number of shares	Amount	stage	deficit

Balance, June 27, 2008	-	$ -	$ -	$ -

Common stock issued for cash at $0.001
per share July 22, 2008	4,750,000	4,750	-	4,750
Net loss			(2,723)	(2,723)

Balance, July 31, 2008	4,750,000	4,750	$ (2,723)	$ 2,027

Net loss			(7,286)	(7,286)

Balance, October 31, 2008 (unaudited)	4,750,000	4,750	$ (10,009)	$ (5,259)

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended October 31, 2008	From June 27, 2008 (Inception) through October 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,286)	$ (10,009)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	1,000	2,500

NET CASH USED IN OPERATING ACTIVITIES	(6,286)	(7,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	1,600	2,823
Issuance of common stock	-	4,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,600	7,573

NET INCREASE (DECREASE) IN CASH	(4,686)	64

CASH, BEGINNING OF PERIOD	4,750	-

CASH, END OF PERIOD	$ 64	$ 64

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

October 31, 2008 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying Financial Statements of Global Club, Inc. (the "Company") should be read in conjunction with the Company's Registration Statement on Form S-1 which included the financial statements as of July 31, 2008. Significant accounting policies disclosed therein have not changed except as noted below.

Global Club, Inc. (the “Company”) was incorporated in the State of Nevada as a for-profit company on June 27, 2008 and established a fiscal year end of October 31. The Company is a development-stage company that intends to develop a wide range loyalty program based on “Global Club points” awarded for all purchases made in associated establishments. These points will be exchangeable by products, trips or discounts. The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

The financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2008 and the results of operations, stockholder’s equity (deficit) and cash flows presented herein have been included in the financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholder’s equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since June 27, 2008 (Inception) through October 31, 2008 of ($10,009). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of October 31, 2008, the Company had issued 4,750,000 Founder’s shares at $0.001 per share for net receivable funds to the Company of $4,750.

The officer and director have committed to advancing certain operating costs of the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

October 31, 2008 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards (“SFAS”) No.109, “Accounting for Income Taxes” and clarified by FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107 and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling   interest   in   addition   to   that   attributable   to   the  acquirer. SFAS 141(R)   amends SFAS No. 109,

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

October 31, 2008 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

“Accountingfor Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 160 could have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting

Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

October 31, 2008 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

NOTE 3 – STOCKHOLDER’S EQUITY (DEFICIT)

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of October 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 22, 2008, the sole Director purchased 4,750,000 shares of the common stock in the Company at $0.001 per share for $4,750.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of October 31, 2008, the Company received advances from a Director in the amount of $2,823 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

Global Club, Inc. ("Global Club", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit Company on June 27t, 2008. Global Club is a development-stage Company that intends to develop a wide range loyalty program based on “Global Club points” awarded for all purchases made in associated establishments. These points will be exchangeable by products, trips or discounts.

Plan of Operation

Up to the present moment, the Company has not yet generated any revenue from its operations. We have not yet implemented our business model. Meanwhile, we are making efforts to raise enough funds by selling our common stock.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 2,250,000 of or our common stock for sale to the public through the form S-1 registration statement. After our registration statement becomes effective, we will be able to sell our common stock and we expect to raise enough funds to enable us to fund our plan of operation.

Our plan of operation is based on the accomplishment of the following milestones over the 12 month period after the effectiveness of the prospectus:

1.

We plan to begin our activities by purchasing few samples of the RW Terminal from a Japanese company who specializes in the manufacture of this product and some PET cards in order to develop and test our system. We expect to complete this stage within 90 days of the effective date of the form

S-1.

2.

After receiving the RW Terminals and PET cards, we plan to hire hi-tech consultants to develop the software to run the systems. We intend to use the terminals and cards acquired prior to this stage to run the system and make the necessary arrangements on the software. We expect to finish this stage within 300 days of the effective date of the form S-1.

3.

Once our system is operational, we expect to start our marketing efforts. We will develop our website www.globalclubloyalty.com, and contact malls, grocery stores and gas stations to be our partners. We intend to devote about 60 days to this period and be fully operational within 360 days of the effective date of the S-1.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.

Off Balance Sheet Arrangement

The Company is dependent upon the sale of its common shares to obtain the funding necessary to carryout its business plan. Our President, Orlando Junhiti Narita, has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured advance. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mr. Narita’s expression is neither a contract nor agreement between him and the Company.

Other than the above described situation, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of October 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of October 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer[2]

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*

32.2	Section 1350 Certification of Chief Executive Officer[3]

32.2	Section 1350 Certification of Chief Financial Officer**

[1]	Incorporated by reference from the Company’s filing with the Commission on September 10, 2008.

[2]	Included with the Company's 10Q filed on December 24, 2008.

*	Included in Exhibit 31.1 with the Company's 10Q filed on December 24, 2008.
[3]	Included with the Company's 10Q filed on December 24, 2008.

**	Included in Exhibit 32.1 with the Company's 10Q filed on December 24, 2008.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLUB, INC.

BY:	/s/ Orlando Junhiti Narita

Orlando Junhiti Narita

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated: December 31, 2008