Form 10-Q
period 2009-04-30
GLOBAL CLUB, INC.
filed 2009-06-10
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                                                                                                                Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2009, the registrant had 4,900,000 shares of common stock, $0.001 par value, issued and outstanding.

GLOBAL CLUB, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

APRIL 30, 2009

(Unaudited)

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	As of April 30, 2009 (Unaudited)	As of July 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 6,064	$ 4,750
Total current assets	6,064	4,750

Total assets	6,064	$ 4,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 5,500 2,823	$ 1,500 1,223
Total current liabilities	8,323	2,723
Total liabilities	8,323	2,723

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 4,900,000 shares of common stock (4,750,000 at July 31, 2008)	4,900	4,750
Additional paid-in capital	5,850	-
Deficit accumulated during the development stage	(13,009)	(2,723)

Total stockholders’ deficit	(2,259)	(2,027)

Total liabilities and stockholders’ deficit	$ 6,064	$ 4,750

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2009	Nine months ended April 30, 2009	From inception (June 27, 2008) through April 30, 2009

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	-	(736)	(759)
Professional fees	(3,000)	(9,550)	(12,250)
Total expenses	(3,000)	(10,286)	(13,009)

NET LOSS	$ (3,000)	$ (10,286)	$ (13,009)

BASIC LOSS PER SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,761,932	4,753,860

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (JUNE 27, 2008) TO APRIL 30, 2009

	Common Stock			Deficit accumulated during the development	Total stockholders’
	Number of shares	Amount	APIC	stage	deficit
Balance, June 27, 2008	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001
per share July 22, 2008	4,750,000	4,750	-	-	4,750
Net loss	-	-	-	(2,723)	(2,723)

Balance, July 31, 2008 (Audited)	4,750,000	4,750	-	$ (2,723)	$ (2,027)

Common stock issued for cash at $0.04
per share April 23, 2009	150,000	150	5,850	-	6,000
Net Loss	-	-	-	(10,286)	(10,286)

Balance, April 30, 2009 (Unaudited)	4,900,000	4,900	$ 5,850	$ (13,009)	$ (2,259)

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2009	From inception (June 27, 2008) through April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (10,286)	$ (13,009)
Change in operating assets and liabilities:
Accrued Expenses	4,000	5,500

NET CASH USED IN OPERATING ACTIVITIES	(6,286)	(7,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	6,000	10,750
Due to related party	1,600	2,823
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,600	13,573

NET INCREASE IN CASH	1,314	6,064

CASH, BEGINNING OF PERIOD	4,750	-

CASH, END OF PERIOD	$ 6,064	$ 6,064

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Global Club, Inc. (the “Company”) was incorporated in the State of Nevada as a for-profit company on June 27, 2008 and established a fiscal year end of July 31. The Company is a development-stage company that intends to develop a wide range loyalty program based on “Global Club points” awarded for all purchases made in associated establishments. These points will be exchangeable for products, trips or discounts. The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended April 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009. For further information refer to the financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 for the year ended July 31, 2008 and subsequent filed amendments.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statement of operations, stockholders' deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (June 27, 2008) through April 30, 2009 of ($13,009). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of April 30, 2009, the Company had issued 4,750,000 Founder’s shares at $0.001 per share and 150,000 shares at $0.040 for net receivable funds to the Company of $10,750.

The officers and directors have committed to advancing certain operating costs of the Company.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

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

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

NOTE 3 – STOCKHOLDER’S DEFICIT

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of April 30, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 18, 2008, the sole Director purchased 4,750,000 shares of the common stock in the Company at $0.001 per share for $4,750.

On April 23, 2009, the Company issued 150,000 Common shares at $0.04 per share for $6,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of April 30, 2009, the Company received advances from a Director in the amount of $2,823 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Global Club, Inc. ("Global Club", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on June 27, 2008. Global Club is developing a loyalty program based on “Global Club points” awarded for all purchases made in associated establishments. The points will be exchangeable for products, trips or discounts. We intend to be partners with all kinds of retailers, so the cardholders will be able to collect points on their every day expenses, such as in grocery shops, gas stations, restaurants, electronic stores, travel agencies, etc.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of April 30, 2009, we had $6,064 of cash on hand. We incurred operating expenses in the amount of $3,000 during the quarter ended April 30, 2009. These operating expenses were comprised of professional fees.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 2,250,000 of or our common stock for sale to the public. Our registration statement became effective on February 27, 2009 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of April 30, 2009, we have raised $10,750 from the sales of our common stock.

Our plan of operation is based on the accomplishment of the following milestones over the 12 month period after we have raised enough funds:

1.

We plan to begin our activities by purchasing few samples of the RW Terminal from a Japanese company who specializes in the manufacture of this product and some PET cards in order to develop and test our system. We expect to complete this stage within 90 days after we raise enough funds to implement our plan of operations.

2.

After receiving the RW Terminals and PET cards we plan to hire hi-tech consultants to develop the software to run the systems. We intend to use the terminals and cards acquired prior to this stage to run the system and make the necessary arrangements on the software. We expect to finish this stage within 300 days after we raise enough funds to implement our plan of operations.

3.

Once our system is operational, we expect to start our marketing efforts. We will develop our website www.globalclubloyalty.com, and contact malls, grocery stores and gas stations to be our partners. We intend to devote about 60 days to this period and be fully operational within 360 days after we raise enough funds to implement our plan of operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and have no current material commitments.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan. Our President, Orlando Junhiti Narita, has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured advance. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mr. Narita expression is neither a contract nor agreement between him and the company.

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

As of April 30, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as April 30, 2009 and communicated the matters to our management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]	Incorporated by reference from the Company’s filing with the Commission on September 09, 2008.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Club, Inc.

BY:	/s/ Orlando Junhiti Narita

Orlando Junhiti Narita

President, Secretary, Treasurer, Principal Executive Officer,

Principal Financial Officer and Sole Director

Dated: June 9, 2009