Form 10-K
period 2009-07-31
GLOBAL CLUB, INC.
filed 2009-10-06
CIK 1444275

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number     333-153385

Global Club, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2940624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112 North Curry Street, Carson City, NV	89703
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code	(775) 333-1198

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes [ ]	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes |X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of July 31, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $10,750.

TABLE OF CONTENTS

Page
Number

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	Submission of Matters to a Vote of Security Holders	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	23

PART I

Item 1: Business

Overview

Global Club, Inc. (“Global Club”, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit company on June 27, 2008 and established a fiscal year end of July 31. We are a development stage company that intends to develop a wide range loyalty program based on “Global Club points” awarded for all purchases made in associated establishments. These points will be exchangeable by products, trips or discounts. We intend to be partners with all kinds of retailers, so the cardholders will be able to collect points on their every day expenses, such as in grocery shops, gas stations, restaurants, electronic stores, travel agencies, etc.

Our strategy is to recruit a large number of retail outlets as participating Global Club partners. We plan to do this by having our sales representatives negotiate membership deals with many large retail outlets and chains across North America. We also plan to advertise Global Club to retail outlets in various trade magazines as part of our sales campaign. Our planned website will also play a central role in recruiting customers.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

General

Global Club is a new concept of loyalty program. The concept is simple: on every purchase it will be awarded points to be printed on a card. These points can be exchanged by products such as video-games, gift cards, trips, etc. according to the number of points on the card: more points, better prize. We intend to be partners with all kind of retailers, so the cardholders will be able to collect points on their every day expenses, such as in grocery shops, gas stations, restaurants, electronic stores, travel agencies, etc.

We intend to begin our revenue-operating activities by purchasing few samples of the RW Terminal and some PET cards in order to develop and test our system. Then, we plan to hire hi-tech consultants to develop the software to run the systems. Once our system is operational, we expect to start our marketing efforts. We will develop our website www.globalclubloyalty.com, and contact possible partners.

Readwriter Terminal - RWT

We intend to import this equipment from a specialized company from Japan according to our design specifications. We expect to install terminals in each venue included on the Global Club. The terminal would be used to recognize the card and print the points on it after each of the cardholder’s transactions.

PET Card

An important part of the program will be a recyclable PET card, similar in size to a debit/credit PVC card, but thinner (0.22mm). The card will be color printed by applying special UV (ultra-violet) inks in thin (less than 0.04 mm) coats with our logo and a serial number on the face and product information on the obverse side. The obverse side of the card will also contain a magnetic layer upon which the information (data) of the customer and his accumulated points will be recorded by a specialized device, called “Readwriter Terminal”. The points will be printed thermally in a way that the magnetic reader head of the terminal will read the information recorded on it. We could also use face side of card for advertising and product promotions.

The estimated cost price is US$0.80 per unit.

Our president and director has invested $4,750 in the Company. A total of 33 other investors have invested a further $6,000 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

Our plan of operation is based on the accomplishment of the following milestones over the 12 month period planned for in our prospectus:

1.

We plan to begin our activities by purchasing few samples of the RW Terminal from a Japanese company who specializes in the manufacture of this product and some PET cards in order to develop and test our system. We expect to complete this stage within 90 days after raising enough capital to implement our plan of operations.

2.

After receiving the RW Terminals and PET cards we plan to hire hi-tech consultants to develop the software to run the systems. We intend to use the terminals and cards acquired prior to this stage to run the system and make the necessary arrangements on the software. We expect to finish this stage within 300 days after raising enough capital to implement our plan of operations.

3.

Once our system is operational, we expect to start our marketing efforts. We will develop our website www.globalclubloyalty.com, and contact malls, grocery stores and gas stations to be our partners. We intend to devote about 60 days to this period and be fully operational within 360 days after raising enough capital to implement our plan of operations.

Global Club plans on charging a monthly rental fee that will include the maintenance of the equipment. The Company also plans to generate revenue charging about US$0.01 for each issued point and selling the face part of the cards for advertisement. The consumer will not pay anything extra for the points; they will be already included on the final price of the product. We may also sell some special PET cards for collection.

The Company has raised $10,750 in cash to initiate its business plan through the sale of its common stock. The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan. If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum. We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located at 112 North Curry Street, Carson City, Nevada, 89703.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of July 31, 2009, the Company had thirty-three (34) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our July 31, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “July 31, 2009 Audited Financial Statements – “Report of Independent Registered Public Accounting Firm.”

As of July 31, 2009, Global Club had $3,200 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Global Club is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Global Club having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Global Club is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Global Club cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Global Club common stock would lose all of their investment.

The development and marketing of our products will start over the next 12 months. Global Club does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended July 31, 2009. As of the fiscal year ended July 31, 2009 we had $3,200 of cash on hand in the bank. We incurred operating expenses in the amount of $12,801 in the fiscal year ended July 31, 2009. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $15,524.

Global Club has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $90,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $18,000 over this same period. The officer and director, Orlando Narita has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured advance. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

GLOBAL CLUB, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2009 & 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Global Club, Inc.

Carson City, Nevada

We have audited the accompanying balance sheets of Global Club, Inc. (A Development Stage Enterprise) as of July 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (June 27, 2008) to July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Club, Inc. (A Development Stage Enterprise) as of July 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (June 27, 2008) to July 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

September 11, 2009

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	As of July 31, 2009 (Audited)	As of July 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ 3,200	$ 4,750
Total current assets	3,200	4,750

Total assets	$ 3,200	$ 4,750

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 5,120 2,854	$ 1,500 1,223
Total current liabilities	7,974	2,723
Total liabilities	7,974	2,723

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 4,900,000 shares of common stock (4,750,000 at July 31, 2008)	4,900	4,750
Additional paid-in capital	5,850	-
Deficit accumulated during the development stage	(15,524)	(2,723)

Total stockholders’ equity (deficit)	(4,774)	2,027

Total liabilities and stockholders’ equity (deficit)	$ 3,200	$ 4,750

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Audited)

	Year ended July 31, 2009	Year ended July 31, 2008	From inception (June 27, 2008) through July 31, 2009

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	(1,751)	(23)	(1,774)
Professional fees	(11,050)	(2,700)	(13,750)
Total expenses	(12,801)	(2,723)	(15,524)

NET LOSS	$ (12,801)	$ (2,723)	$ (15,524)

BASIC NET LOSS PER SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING-
BASIC	4,802,774	1,900,000

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (JUNE 27, 2008) TO JULY 31, 2009

	Common Stock		Additional paid in	Deficit accumulated during the development	Total stockholders’
	Number of shares	Amount	capital	stage	deficit
Balance, June 27, 2008	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001
per share July 22, 2008	4,750,000	4,750	-	-	4,750
Net loss	-	-	-	(2,723)	(2,723)
Balance, July 31, 2008 (Audited)	4,750,000	4,750	-	$ (2,723)	$ 2,027

Common stock issued for cash at $0.04
per share April 23, 2009	150,000	150	5,850	-	6,000
Net Loss	-	-	-	(12,801)	(12,801)
Balance, July 31, 2009 (Audited)	4,900,000	4,900	5,850	$ (15,524)	$ (4,774)

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended July 31, 2009	Year ended July 31, 2008	From inception (June 27, 2008) through July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,801)	$ (2,723)	$ (15,524)
Change in operating assets and liabilities:
Accrued expenses	3,620	1,500	5,120

NET CASH USED IN OPERATING ACTIVITIES	(9,181)	(1,223)	(10,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	6,000	4,750	10,750
Due to related party	1,631	1,223	2,854
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,631	5,973	13,604

NET INCREASE (DECREASE) IN CASH	(1,550)	4,750	3,200

CASH, BEGINNING OF PERIOD	4,750	-	-

CASH, END OF PERIOD	$ 3,200	$ 4,750	$ 3,200

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

July 31, 2009

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has a deficit accumulated since inception (June 27, 2008) through July 31, 2009 of ($15,524). The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of July 31, 2009, the Company had issued 4,750,000 Founder’s shares at $0.001 per share and 150,000 shares at $0.040 for net funds received by the Company of $10,750.

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

July 31, 2009

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

July 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) and in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. The Company is currently assessing the impact of the standard on its financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 166”). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The Company is currently assessing the impact of the standard on its securitization programs.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the second quarter of Fiscal 2009 and do not expect it to have a material impact on our financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

July 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquire, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquire at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

July 31, 2009

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

On April 23, 2009, the Company issued 150,000 Common shares at $0.04 per share for $6,000.

As of July 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2009, the Company received advances from a Director in the amount of $2,854 to pay for incorporation costs and filing fees. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

As of July 31, 2009 and 2008, the Company had a federal operating loss carry forward of $15,524 and $2,723 respectively, which begins to expire in 2028. The provision for income taxes consisted of the following components for the year ended July 31:

		2009	2008
Current:
	Federal	$ -	$ -
	State	$ -	$ -

Deferred:		$ -	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at July 31:

Deferred tax assets:	2009	2008

Net operating loss carry forward	$15,524	$2,723

Total deferred tax assets	5,433	953

Less: valuation allowance	(5,433)	(953)

Net deferred tax assets	$-	$-

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

July 31, 2009

NOTE 5 – INCOME TAXES (continued)

The valuation allowance for deferred tax assets as of July 31, 2009 and 2008 was $5,433 and $953 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of July 31, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at July 31:

	2009	2008

Federal statutory tax rate	(35.0)%	(35.0)%

Permanent difference and other	35.0%	35.0%

Effective tax rate	-	-

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Our auditors are De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants, operating from their offices in Henderson, NV. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer. Based on that Evaluation he concluded that the registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

There were no significant changes in the registrant’s disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of July 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of July 31, 2009 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. Orlando Junhiti Narita has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Orlando Narita, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Orlando Junhiti Narita	56	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Orlando Narita has held his offices/positions since inception of our company.

Background of officers and Directors

Orlando J. Narita

Mr. Orlando Junhiti Narita has acted as our sole president and director since our incorporation on June 27, 2008. He has a degree in Business Administration (1977) from the University of Sao Paulo - Faculdade de Economia e Administração. From 2000 to 2003, Mr. Narita had researched a Project of Reward Program with Nippon Card Co., Ltd. a Japanese company Headquartered in Osaka city with a branch in Tokyo, Japan. In the last 5 years he has been managing a restaurant in São Paulo, Brazil owned by him.

Mr. Narita is not director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current director and officer. We have not entered into any employment agreements, as we currently do not have any employees other than the current director and officer.

Family Relations

There are no family relationships among the Directors and Officers of Global Club, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.	Executive Compensation.

Our current director and executive officer has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or directors. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Orlando J. Narita, Rua Praia do Castelo, 270 ap 142A, Sao Paulo, SP, Brazil 04362-020	4,750,000	67.9%
	All Beneficial Owners as a Group (1 person)	4,750,000	67.9%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Narita anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.	Principal Accountant Fees and Services.

For the fiscal year ended July 31, 2009, we expect to incur approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements. For the fiscal year ended July 31, 2008, review of the financial statements for the periods ended October 31, 2008 and April 30, 2009; we incurred $4,000 in fees to our independent accountants.

During the fiscal year ended July 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

23.1	Consent of De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants,

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Club, Inc.

BY:	/s/ Orlando J. Narita

Orlando J. Narita

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated: October 6, 2009