Form 10-Q
period 2009-10-31
GLOBAL CLUB, INC.
filed 2009-12-15
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-153385

GLOBAL CLUB, INC.

(Name of Small Business Issuer in its charter)

Nevada	26-2940624
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

112 North Curry Street, Carson City, Nevada 89703

(Address of principal executive offices)

(775) 333-1198

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐      Accelerated filer  ☐     Non-accelerated filer   ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2009 the registrant had 4,900,000 shares of common stock outstanding.

GLOBAL CLUB, INC.

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Item 1.  Financial Statements

The unaudited interim financial statements of Global Club, Inc. (the “Company”, “Global Club”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of Global Club, Inc., Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2009.  Significant accounting policies disclosed therein have not changed except as noted below.

Global Club, Inc.

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

October 31, 2009

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	As of October 31, 2009 (Unaudited)	As of July 31, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$ -	$ 3,200
Total current assets	-	3,200

Total assets	$ -	$ 3,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 7,000 4,788	$ 5,120 2,854
Total current liabilities	11,788	7,974
Total liabilities	11,788	7,974

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 4,900,000 shares of common stock (4,900,000 at July 31, 2009)	4,900	4,900
Additional paid-in capital	5,850	5,850
Deficit accumulated during the development stage	(22,538)	(15,524)

Total stockholders’ deficit	(11,788)	(4,774)

Total liabilities and stockholders’ deficit	$ -	$ 3,200

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2009	Three Months ended October 31, 2008	From inception (June 27, 2008) through October 31, 2009

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	(167)	(736)	(1,941)
Professional fees	(6,847)	(6,550)	(20,597)
Total expenses	(7,014)	(7,286)	(22,538)

NET LOSS	$ (7,014)	$ (7,286)	$ (22,538)

BASIC NET LOSS PER SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	4,900,000	4,750,000

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (JUNE 27, 2008) TO OCTOBER 31, 2009

(Unaudited)

	Common Stock		Additional paid in	Deficit accumulated during the development	Total stockholders’
	Number of shares	Amount	capital	stage	deficit
Balance, June 27, 2008	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001
per share July 22, 2008	4,750,000	4,750	-	-	4,750
Net loss	-	-	-	(2,723)	(2,723)
Balance, July 31, 2008	4,750,000	$ 4,750	$ -	$ (2,723)	$ 2,027

Common stock issued for cash at $0.04
per share April 23, 2009	150,000	150	5,850	-	6,000
Net loss	-	-	-	(12,801)	(12,801)
Balance, July 31, 2009	4,900,000	$ 4,900	$ 5,850	$ (15,524)	$ (4,774)
Net loss	-	-	-	(7,014)	(7,014)
Balance, October 31, 2009 (unaudited)	4,900,000	$ 4,900	$ 5,850	$ (22,538)	$ (11,788)

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended October 31, 2009	Three Months ended October 31, 2008	From inception (June 27, 2008) through October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,014)	$ (7,286)	$ (22,538)
Change in operating assets and liabilities:
Accrued expenses	1,880	1,000	7,000

NET CASH USED IN OPERATING ACTIVITIES	(5,134)	(6,286)	(15,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	10,750
Due to related party	1,934	1,600	4,788
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,934	1,600	15,538

NET INCREASE (DECREASE) IN CASH	(3,200)	(4,686)	-

CASH, BEGINNING OF PERIOD	3,200	4,750	-

CASH, END OF PERIOD	$ -	$ 64	$ -

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

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

The financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 2009 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended October 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 31, 2009.

The Company has evaluated subsequent events through December 11, 2009, the date which the financial statements were available to be issued.  See note 5.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 27, 2008) through October 31, 2009 of ($22,538).  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.  As of October 31, 2009, the Company had issued 4,900,000.

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On July 22, 2008, the sole Director purchased 4,750,000 shares of the common stock in the Company at $0.001 per share for $4,750.

On April 23, 2009, the Company issued 150,000 Common shares at $0.04 per share for $6,000.

As of October 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of October 31, 2009, the Company received advances from a Director in the amount of $4,788 to pay for incorporation costs and filing fees.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 5- SUBSEQUENT EVENTS

On November 30, 2009, a change in control occurred when the Company received a resignation notice from Orlando J. Narita from all of his positions with the Company, including President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, and Director.  On November 30, 2009, the Company appointed Eden Clark as its new President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, Treasurer and as Director.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of October 31, 2009, we had $nil of cash on hand.  We incurred operating expenses in the amount of $7,014 during the quarter ended October 31, 2009.  These operating expenses were comprised of professional fees and general and administrative expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 2,250,000 of or our common stock for sale to the public.  Our registration statement became effective on February 27, 2009 and we are in the process of seeking equity financing to fund our operations over the next 12 months.  As of October 31, 2009, we have raised $10,750 from the sales of our common stock.

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

Results of Operations for the Period From June 27, 2008 (Date of Inception) to October 31, 2009 and for the Three Months Ended October 31, 2009

Lack of Revenues

We are a development stage company with limited operations since our inception on June 27, 2008 to October 31, 2009.  We have not generated any revenues.  As of October 31, 2009, we had total assets of $nil and total liabilities of $11,788.  Since our inception to October 31, 2009, we have accumulated a deficit of $22,538.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $22,538 since our inception on June 27, 2008 to October 31, 2009, including $1,941 in general and administrative expenses and $20,597 in professional fees (including accounting, auditing and legal fees).

Our total expenses decreased by $272 to $7,014 for the three months ended October 31, 2009 from $7,286 for the three months ended October 31, 2008.  For the three months ended October 31, 2009, total expenses were comprised of $167 in general and administrative expenses and $6,847 in professional fees.

For the three months ended October 31, 2008 our total expenses of $7,286 consisted of $736 in general and administrative expenses and $6,550 in professional fees.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on June 27, 2008 to October 31, 2009, we have incurred a net loss of $22,538.  For the three months ended October 31, 2009, we incurred a net loss of $7,014 compared to a net loss of $7,286 for the same period in 2008, which is a decrease in net loss of $272 between the two periods resulting from decreased general and administrative expense for the three months ended October 31, 2009.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended July 31, 2009, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended July 31, 2009.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Club, Inc.

By: /s/ Eden Clark
Date: December 14, 2009	Eden Clark
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director