Form 10-Q
period 2010-01-31
GLOBAL CLUB, INC.
filed 2010-03-23
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 22, 2010 the registrant had 4,900,000 shares of common stock outstanding.

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of Global Club, Inc. (the “Company”, “Global Club”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of Global Club, Inc., Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2009.  Significant accounting policies disclosed therein have not changed except as noted below.

Global Club, Inc.

(A Development Stage Company)

Unaudited

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	As of January 31, 2010 (Unaudited)	As of July 31, 2009 (Audited)
ASSETS

CURRENT ASSETS
Cash	$2,649	$ 3,200
Total current assets	2,649	3,200
OTHER ASSET
Web Design, net of amortization of $133	3,049
Total other asset	3,049
Total assets	$ 5,698	$ 3,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party	$ 7,389 10,000	$ 5,120 2,854
Total current liabilities	17,389	7,974
Total liabilities	17,389	7,974

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 4,900,000 shares of common stock (4,900,000 at July 31, 2009)	4,900	4,900
Additional paid-in capital	10,638	5,850
Deficit accumulated during the development stage	(27,229)	(15,524)

Total stockholders’ deficit	(11,691)	(4,774)

Total liabilities and stockholders’ deficit	$5,698	$ 3,200

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009	Six months ended January 31, 2010	Six months ended January 31, 2009	From inception (June 27, 2008) through January 31, 2010
REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	(2,237)	-	2,406	(736)	(4,180)
Professional fees	(7,010)	-	(14,299)	(6,550)	(28,049)
Total expenses	(9,247)	-	(16,705)	(7,286)	(32,229)

Other income and (expense)
Gain on debt forgiveness	5,000		5,000		5,000
Total other income and (expense)	5,000		5,000		5,000

NET LOSS	$ (4,247)	$ -	$ (11,705)	$ (7,286)	$ (27,229)
BASIC LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	4,900,000	4,750,000	4,900,000	4,750,000

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (JUNE 27, 2008) TO JANUARY 31, 2010

(Unaudited)

	Common Stock		Additional paid in	Deficit accumulated during the development	Total stockholders’
	Number of shares	Amount	capital	stage	deficit
Common stock issued for cash at $0.001
per share July 22, 2008	4,750,000	4,750	-	-	4,750
Net loss	-	-	-	(2,723)	(2,723)
Balance, July 31, 2008	4,750,000	$ 4,750	$ -	$ (2,723)	$ 2,027

Common stock issued for cash at $0.04
per share April 23, 2009	150,000	150	5,850	-	6,000
Net loss	-	-	-	(12,801)	(12,801)
Balance, July 31, 2009	4,900,000	$ 4,900	$ 5,850	$ (15,524)	$ (4,774)
Forgiveness of debt from former director (officer)	-	-	4,788	-	4,788
Net loss	-	-	-	(11,705)	(11,705)
Balance, January 31, 2010 (unaudited)	4,900,000	$ 4,900	$ 10,638	$ (27,229)	$ (11,691)

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended January 31, 2010	Six months ended January 31, 2009	From inception (June 27, 2008) through January 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (11,705)	$ (7,286)	$ (27,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash net gain on settlement	(5,000)	-	(5,000)
Depreciation	133	-	133
Change in operating assets and liabilities:
Increase (decrease) in accrued expenses	7,269	1,000	12,389

NET CASH USED IN OPERATING ACTIVITIES	(9,303)	(6,286)	(19,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets	(3,182)	-	(3,182)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(3,182)	-	(3,182)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	10,750
due to related party	11,934	1,600	14,788
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,934	1,600	25,538
NET INCREASE (DECREASE) IN CASH	(551)	(4,686)	2,649
CASH, BEGINNING OF PERIOD	3,200	4,750	-
CASH, END OF PERIOD	$ 2,649	$ 64	$ 2,649

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt from former director (officer)	$ 4,788	$ -	$ 4,788

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Global Club, Inc. (the “Company”) was incorporated in the State of Nevada as a for-profit company on June 27, 2008 and established a fiscal year end of July 31.  The Company is a development-stage company that intends to develop a wide range loyalty program based on “Global Club points” awarded for all purchases made in associated establishments.  These points will be exchangeable for products, trips or discounts.  The Company is currently in the development stage as defined under FASB ASC 915-10, “Development Stage Entities.  All activities of the Company to date relate to its organization, initial funding and share issuances.

The financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 2010 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month period ended January 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 31, 2009.

On November 10, 2009, a change in control occurred when the Company received a resignation notice from Orlando J. Narita from all of his positions with the Company, including President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, and Director.

On November 30, 2009, the Company appointed Eden Clark as its new President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, Treasurer and as Director

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 27, 2008) through January 31, 2010 of ($27,229).  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is funding its initial operations by way of issuing Founder’s shares.

As of January 31, 2010, the Company had issued 4,900,000 Founder’s shares at $0.001 per share and 150,000 shares at $0.040 for net funds received by the Company of $10,750.

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

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB ASC 740-10, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

In accordance with the requirements of FASB ASC 820-10, “Fair Value Measurements and Disclosures”, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

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

On April 23, 2009, the Company issued 150,000 Common shares at $0.04 per share for $6,000.

On November 26, 2009, the former director forgave a loan in the amount  of $4,788, which was owed to him from the Company.

As of January 31, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2010 and July 31, 2009 the Company received advances from a Director in the amount of $10,000 and 2,854, respectively, to pay for general operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

On November 26, 2009, the former director forgave a loan in the amount  of $4,788, which was owed to him from the Company.

NOTE 5- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 22, 2010, the date which the financial statements were available to be issued.

On March 2, 2010, the Company resolved to effect a 150:1 forward split of the Company's stock through the issuance of a stock dividend for each share outstanding as of March 23, 2010.  This transaction is subject to approval from FINRA, and the dates may be subject to change.

On March 2, 2010, the President of the Company requested that the Company cancel 4,599,000 common shares that she owns in her own name. The President now owns 151,000 common shares.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of January 31, 2010, we had $2,649 of cash on hand.  We incurred operating expenses in the amount of $(16,705) during the six months ended January 31, 2010.  These operating expenses were comprised of general and administrative expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 2,250,000 of or our common stock for sale to the public.  Our registration statement became effective on February 27, 2009 and we are in the process of seeking equity financing to fund our operations over the next 12 months.  As of January 31, 2010, we have raised $10,750 from the sales of our common stock.

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

Results of Operations for the Period From Inception (June 27, 2008) to January 31, 2010 and for the Three Months Ended January 31, 2010

Lack of Revenues

We are a development stage company with limited operations since our inception on June 27, 2008 to January 31, 2010.  We have not generated any revenues.  As of January 31, 2010, we had total assets of $5,698 and total liabilities of $17,389.  Since our inception to January 31, 2010, we have accumulated a deficit of $27,229.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $27,229 since our inception (June 27, 2008) to January 31, 2010, including $4,180 in general and administrative expenses and $28,049 in professional fees (including accounting, auditing and legal fees), and gain on debt forgieness of $5,000.

Our total expenses increased by $9,247 to $9,247 for the three months ended January 31, 2010 from $nil for the three months ended January 31, 2009.  For the three months ended January 31, 2010, total expenses were comprised of $2,237 in general and administrative expenses and $7,010 in professional fees. Total expenses were reduced by a gain on debt forgiveness in the amount of $5,000.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on June 27, 2008 to January 31, 2010, we have incurred a net loss of $27,229.  For the three months ended January 31, 2010, we incurred a net loss of $4,247 compared to a net loss of $nil for the same period in 2009, which is a increase in net loss of $4,247 between the two periods resulting from increased general and administrative expense for the three months ended January 31, 2010.

Results of Operations for the Six Months Ended January 31, 2010

Lack of Revenues

We have not generated any revenues as of January 31, 2010.

Expenses

For the six months ended January 31, 2010, our total expenses increased by $9,419 to $16,705 from $7,286 for the six months ended January 31, 2009.  For the six months ended January 31, 2010, total expenses were comprised of $2,406 in general and administrative expenses, and $14,299 in professional fees. Total expenses were reduced by a gain on debt forgiveness in the amount of $5,000.

Net Loss

For the six months ended January 31, 2010, we incurred a net loss of $11,705 compared to a net loss of $7,286 for the same period in 2009, which is an increase in net loss of $4,419 between the two periods resulting from increased general and administrative expenses for the six months ended January 31, 2010.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended July 31, 2009, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended July 31, 2009.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global Club, Inc.

By: /s/ Eden Clark
Date: March 22, 2010	Eden Clark
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director