Form 10-Q
period 2010-04-30
GLOBAL CLUB, INC.
filed 2010-06-22
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 18, 2010 the registrant had 50,150,000 shares of common stock outstanding.

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

Item 1.  Financial Statements

The unaudited financial statements of Global Club, Inc. (the “Company”, “Global Club”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of Global Club, Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2009.  Significant accounting policies disclosed therein have not changed except as noted below.

Global Club, Inc.

(A Development Stage Enterprise)

Unaudited

(Express in U.S. Dollars)

April 30, 2010

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	As of April 30, 2010 (Unaudited)	As of July 31, 2009 (Audited)
ASSETS

CURRENT ASSETS
Cash	$ 21,179	$ 3,200
Total current assets	21,179	3,200

OTHER ASSET
Web design, net of amortization of $331	2,850	-
Total other asset	2,850	-

Total assets	$ 24,029	$ 3,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities Due to related party Notes payable	$ 7,177 10,100 30,000	$ 5,120 - 2,854
Total current liabilities	17,172	7,974
Total liabilities	47,277	7,974

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value,
Authorized 75,000,000 shares of common stock,
Issued and outstanding 50,150,000 shares of common stock (735,000,000 at July 31, 2009)	50,150	735,000
Additional paid-in capital	694,638	-
Deficit accumulated during the development stage	(768,036)	(739,774)

Total stockholders’ deficit	(23,248)	(4,774)

Total liabilities and stockholders’ deficit	$ 24,029	$ 3,200

The accompanying notes are an integral part of these financial statements

 GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2010	Three months ended April 30, 2009	Nine months ended April 30, 2010	Nine months ended April 30, 2009	From inception (June 27, 2008) through April 30, 2010
REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	(8,049)	-	(10,454)	(736)	(12,228)
Professional fees	(8,403)	(3,000)	(22,702)	(9,550)	(36,452)
Total expenses	(16,452)	(3,000)	(33,156)	(10,286)	(48,680)

Other income (expense)	(106)		(106)		(106)
Gain on debt forgiveness	-	-	5,000	-	5,000
Total other income (expense)	-	-	5,000	-	5,000

NET LOSS	$ (16,558)	$ (3,000)	$ (28,262)	$ (10,286)	$ (43,786)

BASIC LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	273,850,568	714,289,800	585,804,596	713,079,000

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (JUNE 27, 2008) TO APRIL 30, 2010

(Unaudited)

	Common Stock		Additional paid in	Deficit accumulated during the development	Total stockholders’
	Number of shares	Amount	capital	stage	deficit
Common stock issued for cash at $0.001
per share July 22, 2008	712,500,000	$ 712,500	$ -	$ (707,750)	$ 4,750
Net loss	-	-	-	(2,723)	(2,723)
Balance, July 31, 2008	712,500,000	712,500	-	(710,473)	2,027

Common stock issued for cash at $0.00
per share April 23, 2009	22,500,000	22,500	-	(16,500)	6,000
Net loss	-	-	-	(12,801)	(12,801)
Balance, July 31, 2009	735,000,000	735,000	-	(739,774)	(4,774)
Forgiveness of debt from former director (officer)	-	-	4,788	-	4,788
Common stock Cancelled March 23, 2010, at $0.000	(689,850,000)	(689,850)	689,850		-
Common stock issued for cash at $0.00 per share April 6, 2010	5,000,000	5,000			5,000
Net loss	-	-	-	(28,262)	(28,262)
Balance, April 30, 2010 (unaudited)	50,150,000	$ 50,150	$ 694,638	$ (768,036)	$ (23,248)

All share amounts have been restated to reflect the 150:1 forward split on March 23, 2010.

The accompanying notes are an integral part of these financial statements

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended April 30, 2010	Nine months ended April 30,2009	From inception (June 27, 2008) through April 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (28,262)	$ (10,286)	$ (43,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash net gain on settlement	(5,000)	-	(5,000)
Depreciation	331	-	331
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	7,058	4,000	12,178

NET CASH USED IN OPERATING ACTIVITIES	(31,327)	(6,286)	(36,277)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of web design	(3,182)	-	(3,182)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(3,182)	-	(3,182)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	6,000	15,750
Proceeds from notes payable	30,000	-	30,000
Due to related party	12,034	1,600	14,888
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,034	7,600	60,638

NET INCREASE (DECREASE) IN CASH	17,979	1,314	21,179
CASH, BEGINNING OF PERIOD	3,200	4,750	-
CASH, END OF PERIOD	$ 21,179	$ 6,064	21,179

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt from former director (officer)	$ 4,788	-	$ 4,788
Camcellation of shares	$ 689,850	-	$ 689,850

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

The financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 2010 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month period ended April 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 31, 2009.

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

Basis of Presentation

The unaudited financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 27, 2008) through April 30, 2010 of ($768,036).  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 150:1 forward stock split on March 2, 2010, have been adjusted to reflect thisstock split on a retroactive basis, unless otherwise noted.

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.00 per share.  No preferred shares have been authorized or issued.

On July 22, 2008, the sole Director purchased 712,500,000 shares of the common stock in the Company at $0.00 per share for $4,750.

On April 23, 2009, the Company issued 22,500,000 Common shares at $0.00 per share for $6,000.

On November 26, 2009, the former director forgave a loan in the amount of $4,788, which was owed to him from the Company.

On March 2, 2010, the President of the Company requested that the Company cancel 689,850,000 common shares that she owns in her own name.  The President now owns 22,650,000 common shares.

On March 2, 2010, the Company effected a 150:1 forward split of the Company's stock through the issuance of a stock dividend for each share outstanding as of March 23, 2010.

On April 6, 2010, the Company issued an aggregate of 5,000,000 common shares to various stockholders at $0.001 per share for $5,000.

As of April 30, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of April 30, 2010, there are a total of 50,150,000 shares of common stock outstanding.

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

As of April 30, 2010 and July 31, 2009, the Company received advances from a Director in the amount of $10,100 and $2,854, respectively, to pay for general operating expenses.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of April 30, 2010, we had $21,179 of cash on hand.  We incurred operating expenses in the amount of $16,452 during the quarter ended April 30, 2010.  These operating expenses were comprised of general and administrative expenses and professional fees.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We are in the process of seeking equity financing to fund our operations over the next 12 months.  During the quarter ended April 30, 2010, we raised $5,000 from the sales of our common stock.

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

Results of Operations for the Period From Inception (June 27, 2008) to April 30, 2010 and for the Three Months Ended April 30, 2010

Lack of Revenues

We are a development stage company with limited operations since our inception on June 27, 2008 to April 30, 2010.  We have not generated any revenues.  As of April 30, 2010, we had total assets of $24,029 and total liabilities of $47,277.  Since our inception to April 30, 2010, we have accumulated a deficit of $768,036.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $48,680 since our inception on June 27, 2008 to April 30, 2010, including $12,228 in general and administrative expenses, $36,452 in professional fees (including accounting, auditing and legal fees).

Our total expenses increased by $13,452 to $16,452 for the three months ended April 30, 2010 from $3,000 for the three months ended April 30, 2009.  For the three months ended April 30, 2010, total expenses were comprised of $8,049 in general and administrative expenses and $8,403 in professional fees.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception (June 27, 2008) to April 30, 2010, we have incurred a net loss of $43,786.  For the three months ended April 30, 2010, we incurred a net loss of $16,452 compared to a net loss of $3,000 for the same period in 2009, which is a increase in net loss of $13,452 between the two periods resulting from increased general and administrative expense and professional fees for the three months ended April 30, 2010.

Results of Operations for the Nine Months Ended April 30, 2010

Lack of Revenues

We have not generated any revenues as of April 30, 2010.

Expenses

For the nine months ended April 30, 2010, our total expenses increased by $22,870 to $33,156 from $10,286 for the nine months ended April 30, 2009.  For the nine months ended April 30, 2010, total expenses were comprised of $10,454 in general and administrative expenses, and $22,702 in professional fees.

Net Loss

For the nine months ended April 30, 2010, we incurred a net loss of $28,262 compared to a net loss of $10,286 for the same period in 2009, which is an increase in net loss of $17,976 between the two periods resulting from increased general and administrative expenses and professional fees for the nine months ended April 30, 2010.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended July 31, 2009, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended July 31, 2009.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global Club, Inc.

Date: June 21, 2010	By: /s/ Eden Clark
Eden Clark
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director