Form 10-K
period 2010-07-31
GLOBAL CLUB, INC.
filed 2010-11-15
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-153385

GLOBAL CLUB, INC.

(Name of Small Business Issuer in its charter)

Nevada	26-2940624
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

112 North Curry Street

Carson City, Nevada 89703

(Address of principal executive offices)

(775) 333-1198

Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐            Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐    No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0.00.

As of November 10, 2010 the registrant’s outstanding stock consisted of 50,108,140 common shares.

GLOBAL CLUB, INC.

PART I

Item 1.  Description of Business

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

General

Global Club is a new concept of loyalty program.  The concept is simple: on every purchase it will be awarded points to be printed on a card.  These points can be exchanged for products such as video-games, gift cards, trips, etc. according to the number of points on the card: more points, better prize.  We intend to be partners with all kinds of retailers, so the cardholders will be able to collect points on their every day expenses, such as in grocery shops, gas stations, restaurants, electronic stores, travel agencies, etc.

We intend to begin our revenue-operating activities by purchasing a few samples of the RW Terminal and some PET cards in order to develop and test our system.  Then, we plan to hire hi-tech consultants to develop the software to run the systems.  Once our system is operational, we expect to start our marketing efforts.  We will develop our website www.globalclubloyalty.com, and contact possible partners.

Readwriter Terminal - RWT

We intend to import this equipment from a specialized company from Japan according to our design specifications.  We expect to install terminals in each venue included on the Global Club.  The terminal would be used to recognize the card and print the points on it after each of the cardholder’s transactions.

PET Card

An important part of the program will be a recyclable PET card, similar in size to a debit/credit PVC card, but thinner (0.22mm). The card will be color printed by applying special UV (ultra-violet) inks in thin (less than 0.04 mm) coats with our logo and a serial number on the face and product information on the obverse side.  The obverse side of the card will also contain a magnetic layer upon which the information (data) of the customer and his accumulated points will be recorded by a specialized device, called “Readwriter Terminal”.  The points will be printed thermally in a way that the magnetic reader head of the terminal will read the information recorded on it.  We could also use the face side of card for advertising and product promotions.

The estimated cost price is US$0.80 per unit.

Our president and director has invested $4,750 in the Company.  At the present time, we have not made any arrangements to raise additional cash.  We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we will cease operations entirely.

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

Plan of Operation

Our plan of operation is based on the accomplishment of the following milestones over the 12 month period planned for in our prospectus:

1.

We plan to begin our activities by purchasing a few samples of the RW Terminal from a Japanese company who specializes in the manufacture of this product and some PET cards in order to develop and test our system.  We expect to complete this stage within 90 days after raising enough capital to implement our plan of operations.

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

Research and Development

We have not spent any amounts on research and development activities during the year ended July 31, 2010.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our officer and director.  Eden Clark currently devotes 10-15 hours a week to our business.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.  The Company’s office is located at 112 North Curry Street, Carson City, Nevada, 89703.

Item 3.  Legal Proceedings

We are currently unaware of any legal matters pending or threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “GOBA.OB”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table sets forth the high and low closing prices quoted on the Over the Counter Bulletin Board for the last two fiscal years, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Fiscal Year Ending July 31, 2010
Quarter Ended	High $	Low $
July 31, 2010	2.15	1.31
April 30, 2010	1.95	1.69
January 31, 2010	N/A	N/A
October 31, 2010	N/A	N/A

Fiscal Year Ending July 31, 2009
Quarter Ended	High $	Low $
July 31, 2009	N/A	N/A
April 30, 2009	N/A	N/A
January 31, 2009	N/A	N/A
October 31, 2009	N/A	N/A

Number of Holders

As of November 10, 2010, the 50,108,140 issued and outstanding shares of common stock were held by a total of 34 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2010 and 2009.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.  We issued a share dividend of 150 shares for every share owned as of March 23, 2010.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6.  Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our July 31, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.  See “July 31, 2010 Audited Financial Statements – “Report of Independent Registered Public Accounting Firm.”

Management believes the amount of cash on hand and in the bank of Global Club will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised.  We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing.  This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof.  However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Global Club is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure.  Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Global Club having to seek capital from other sources such as debt financing, which may not even be available to the Company.  However, if such financing were available, because Global Club is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate.  At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load.  If Global Club cannot raise additional proceeds via a private placement of its common stock or secure debt financing it will be required to cease business operations.  As a result, investors in Global Club common stock would lose all of their investment.

The development and marketing of our products will start over the next 12 months.  Global Club does not anticipate obtaining any further products or services.

Results of Operations

We did not generate any revenues for the fiscal year ended July 31, 2010, as well as no revenues for the fiscal year ended July 31, 2009.  We incurred operating expenses of $43,096 and $12,801, respectively, for fiscal years ended July 31, 2010 and July 31, 2009.

Our net loss for the fiscal year ended July 31, 2010 was $38,669, compared to $12,801 for the fiscal year ended July 31, 2009.  This was due to higher office and general fees, and higher professional fees.  Since the date of inception, we have incurred a net loss of $54,193.  We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Liquidity and Capital Resources

At July 31, 2010, we had $13,156 in cash in the bank.

Our accounts payable at July 31, 2010 was $7,789.

Our stockholders' deficit was ($33,655) at July 31, 2010, as compared to ($4,774) at July 31, 2009.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not anticipate any material commitments for capital expenditures in the near term.  While we continue to work towards 100% capacity, we feel that current cash on hand is insufficient to satisfy cash requirements.  If we are unable to continue to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations, including equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors and our ability to manage growth.  We can offer no assurance that we will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections.  If our expenses exceed estimates, we will require additional monies during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources.  It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported.  Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the our current financial statements.

Because we are a small, development stage company, with only one director, we have not yet appointed an audit committee or any other committee of our Board of Directors.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

 Not applicable to smaller reporting companies.

Item 8.  Financial Statements

GLOBAL CLUB, INC.

(A Development Stage Company)

Audited

July 31, 2010

Global Club, Inc.
(A Development Stage Company)
BALANCE SHEETS
Audited
	July 31,	July 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$13,156	$3,200
Total current Assets	13,156	3,200

OTHER ASSET
Web design, net of amortization of $531	2,651	-
Total Other Asset	2,651	-
TOTAL ASSETS	$15,807	$3,200

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,362	$5,120
Due to related party	11,100	2,854
TOTAL CURRENT LIABILITIES	19,462	7,974

Loans	30,000	-
TOTAL LIABILITIES	49,462	7,974

STOCKHOLDER'S DEFICIT
Common Stock, $0.001 par value
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 50,108,140 shares of common stock (735,000,000 at July 31, 2009)	50,108	735,000
Additional paid in capital	694,680	-
Deficit accumulated during the development stage	(778,443)	(739,774)
TOTAL STOCKHOLDER'S DEFICIT	(33,655)	(4,774)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$15,807	$3,200

The accompanying notes are an integral part of these financial statements.

Global Club, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Audited
	Year ended	Year ended	From inception (June 27, 2008) to
	July 31, 2010	July 31, 2009	July 31, 2010
REVENUE

Revenues	$-	$-	$-
Total Revenues	-	-	-

EXPENSES

Office and general	(13,525)	(1,751)	(15,299)
Professional fees	(29,571)	(11,050)	(43,321)
Total Expenses	(43,096)	(12,801)	(58,620)

Other income (expense)
Interest expense	(573)	-	(573)
Gain on debt forgiveness	5,000	-	5,000
	4,427	-	4,427

NET LOSS	$(38,669)	$(12,801)	$(54,193)

BASIC LOSS PER COMMON SHARE
	$-	$-

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	450,417,528	547,375,962

The accompanying notes are an integral part of these financial statements.

Global Club, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY DEFICIT
From inception (June 27, 2008) to July 31, 2010
Audited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Common stock issued for cash at $0.001
per share on July 22, 2008	712,500,000	$712,500	$-	$(707,750)	$4,750

Net loss for the period ended
July 31, 2008	-	-	-	(2,723)	(2,723)

Balance, July 31, 2008	712,500,000	712,500	-	(710,473)	2,027
Common stock issued for cash at $0.04
per share on April 23,2009	22,500,000	22,500	-	(16,500)	6,000

Net loss
July 31, 2009	-	-	-	(12,801)	(12,801)

Balance, July 31, 2009	735,000,000	735,000	-	(739,774)	(4,774)

Forgiveness of debt from former	-	-	4,788	-	4,788
director (officer)

Cancellation Stock Redeemed at $0.001
on March 23, 2010	(689,850,000)	(689,850)	689,850	-	-

Common stock issued for cash at $0.001
per share on April 6,2010	5,000,000	5,000			5,000

Cancellation Stock Redeemed at $0.001 on July 15, 2010	(41,860)	(42)	42	-	-

Net loss
July 31, 2010	-	-	-	(38,669)	(38,669)

Balance, July 31, 2010 (Audited)	50,108,140	$50,108	$694,680	$(778,443)	$(33,655)

The accompanying notes are an integral part of these financial statements.

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Year ended July 31, 2010	Year ended July 31, 2009	From inception (June 27, 2008) through July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (38,669)	$ (12,801)	$ (54,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash net gain on settlement	(5,000)	-	(5,000)
Depreciation	531	-	531
Change in operating assets and liabilities:
Accrued Interest	573	31	573
Increase in accounts payable and accrued liabilities	7,669	3,620	12,789

NET CASH USED IN OPERATING ACTIVITIES	(34,896)	(9,150)	(45,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of web design	(3,182)	-	(3,182)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(3,182)	-	(3,182)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	6,000	15,750
Proceeds from notes payable	30,000	-	30,000
Due to related party	13,034	1,600	15,888
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,034	7,600	61,638

NET INCREASE (DECREASE) IN CASH	9,956	(1,550)	13,156
CASH, BEGINNING OF PERIOD	3,200	4,750	-
CASH, END OF PERIOD	$ 13,156	$ 3,200	$ 13,156

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of shares	$ 689,892	-	$ 689,892
Forgiveness of debt from former director (officer)	$ 4,788	-	$ 4,788

The accompanying notes are an integral part of these financial statements.

Global Club, Inc.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

July 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on June 27,2008 and established a fiscal year end of July 31.  It is a Development Stage Company that intends to develop a wide range loyalty program based on "Global Club points" awarded for all purchases made in associated establishments.  These points will be exchangeable for products, trips or discounts.  The Company is currently in the development stage as defined under FASB ASC 915-10, “Development Stage Entities".  All activities of the Company to date relate to its organization, initial funding and share issuances.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (June 27, 2008) through July 31, 2010 of ($54,193).  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Global Club, Inc.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

July 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended April 30, 2010. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial position, results of operations or cash flows.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Global Club, Inc.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

July 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

NOTE 3 – CAPITAL STOCK

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 150:1 forward stock split on March 2, 2010, have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On July 22, 2008, the sole Director purchased 712,500,000 shares of the common stock in the Company for $4,750.

On April 23, 2009, the Company issued 22,500,000 Common shares for $6,000.

On November 26, 2009, the former director forgave a loan in the amount of $4,788, which was owed to him from the Company.

On March 2, 2010, the President of the Company requested that the Company cancel 689,850,000 common shares that she owned in her own name.  The President now owns 22,650,000 common shares.

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

As of April 30, 2010, there are a total of 50,108,140 shares of common stock outstanding.

On July 15, 2010, various stockholders requested that the Company cancel 41,860 common shares.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2010 and July 31, 2009, the Company received advances from a Director in the amount of $11,100 and $2,854, respectively, to pay for general operating expenses.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

On November 26, 2009, the former director forgave a loan in the amount of $4,788, which was owed to him from the Company.

NOTE 5 – LOANS

On February 17, 2010, the Company entered into a loan agreement with Colorado Limited in the amount of $10,000. The loan carries an annual interest rate of 5%. Principal and outstanding interest must be repaid in full on the earlier of the following: 1) February 10, 2012 or b) within 7 days of the Borrower completing a financing in excess of $800,000. As of July 31, 2010, the Company does not anticipate on completing this financing within the next twelve months.

On March 10, 2010, the Company entered into a loan agreement with Olive Limited in the amount of $20,000. The loan carries an annual interest rate of 5%. Principal and outstanding interest must be repaid in full on the earlier of the following: 1) March 10, 2012 or b) within 7 days of the Borrower completing a financing in excess of $1,000,000. As of July 31, 2010, the Company does not anticipate on completing this financing within the next twelve months.

NOTE 6 – INCOME TAXES

As of July 31, 2010 and 2009, the Company had a federal operating loss carry forward of $54,193 and $12,801, respectively, which begins to expire around 2028. The provision for income taxes consisted of the following components for the years ended July 31:

Current:		2010	2009
	Federal	$ -	$ -
	State	$ -	$ -
Deferred:		$ -	$ -

Global Club, Inc.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

July 31, 2010

NOTE 5 – INCOME TAXES (continued)

 Components of net deferred tax assets, including a valuation allowance, are as follows at July 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$ 54,193	$ 12,801

Total deferred tax assets	18,968	4,480
Less: valuation allowance	(18,968)	(4,480)

Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of July 31, 2010 and 2009 was $18,968 and $4,480 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of July 31, 2010 and 2009, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at July 31:

	2010	2009
Federal statutory tax rate	(35.0) %	(35.0) %
Permanent difference and other	35.0%	35.0%
Effective tax rate	- %	- %

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Our auditors are De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants, operating from their offices in Henderson, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters.  At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense.  Management will continue to evaluate this segregation of duties.  In addition, management is aware that many of our currently existing internal controls are undocumented.  Our management will be working to document such internal controls over the coming year.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of July 31, 2010 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held
Eden Clark	33	President, CEO, Treasurer, Principal Executive Officer, Chairman of the Board of Directors, and Secretary

Patrick DeBlois	35	Secretary

Background of Directors and Executive Officers

Eden Clark has been the President, CEO, Treasurer, CFO, Secretary and a Director of our company since November 30, 2009.  From 1997 to 2001, Ms. Clark was a founding team member of Onvia.com Inc., a publicly traded company on NASDAQ, assisting it in the growth from a small start-up to more than 300 employees and $140 million in revenue.  From 2002 to 2008 she was founder and CEO of Be Jane, Inc., a media and web company focused on the niche segment of women’s home improvement and décor, leading breakthrough partnerships on new initiatives with such companies as MSN and Bank of America, and was featured in hundreds of national TV and print media such as TIME, Entrepreneur, People Magazine, Wall St Journal, CNN, The Today Show, and more.  From 2008 until present, Ms. Clark became President of eDivvy.com Inc., a private payment technology company, leading the company’s strategic initiatives, branding, and business development efforts.  Ms. Clark devotes approximately 10 hours a week to our business.

Patrick DeBlois has been our Secretary since January 12, 2010.  Since 1999, Mr. DeBlois has been a Director and is the Proprietor of the Minakwa Lodge located in Northern Ontario.  Mr. DeBlois has grown his resort from a grassroots venture to a global success story.  Mr. DeBlois holds a diploma in Wildlife Management and GIS mapping from Cambrian College.  Mr. DeBlois devotes approximately 5 hours a week to our business.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

No determination has been made as to whether any member of the audit committee qualified as an audit committee financial expert as defined in Item 401 of Regulation S-K.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time, given we are still in the start-up, development stage and have no employees, other than our officers and directors.

Item 11.  Executive Compensation

The following table sets forth, as of July 31, 2010 compensation awarded to our Chief Executive Officer (CEO) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Eden Clark, CEO and Director (1)	2009	$4,000	-	-	-	-	-	-	$4,000
	2008	-	-	-	-	-	-	-	-
Orlando J. Narita Director, former CEO and director (2)	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-

(1)

Ms. Clark has been our President, CEO, CFO and Treasurer since November 30, 2009.

(2)

Mr. Narita was our President, CEO, CFO, Treasurer and Secretary from June 27, 208 to November 30, 2009.

Our current director and executive officer has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts.  As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or directors.  Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation.  Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

Option Grants

No options were granted during the fiscal year ended July 31, 2010.  We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of July 31, 2010 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

As of July 31, 2010, we had a total of 50,108,140 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Eden Clark, President, CEO, Treasurer, CFO, Principal Executive Officer and Director	Common Shares	22,650,000	45.16
Patrick DeBlois, Secretary	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	22,650,000	45.16

Changes in Control

None.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates.  If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by her will be available for any specific length of time in the future.  Ms. Clark anticipates devoting at a minimum of ten to fifteen percent of her available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.  Principal Accountant Fees and Services

For the fiscal year ended July 31, 2010, we expect to incur approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.  For the fiscal year ended July 31, 2010, review of the financial statements for the periods ended October 31, 2009 and April 30, 2010; we incurred $4,500 in fees to our independent accountants.

For the fiscal year ended July 31, 2009, we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.  For the fiscal year ended July 31, 2009, review of the financial statements for the periods ended October 31, 2008 and April 30, 2009; we incurred $4,000 in fees to our independent accountants.

During the fiscal year ended July 31, 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

Item 15.  Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K; all other exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement filing on the SEC website at www.sec.gov.

Exhibit No.             Description

23.1

Consent of Independent Certified Public Accountants

31.1

Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL CLUB, INC.

By: /s/ Eden Clark
Date: November 15, 2010	Eden Clark
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eden Clark	President, Chief Executive	November 15, 2010
Eden Clark	Officer, Chief Financial Officer, Director, Secretary, Treasurer