Form 10-K/A
period 2010-07-31
GLOBAL CLUB, INC.
filed 2010-12-01
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 which the Registrant previously filed with the Securities and Exchange Commission on November 15, 2010 (the “Original Filing”).  The Registrant is filing this Amendment to include the auditor’s report as Exhibit 23.1 which was inadvertently omitted from the Original Filing.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

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

GLOBAL CLUB, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Year ended July 31, 2010	Year ended July 31, 2009	From inception (June 27, 2008) through July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (38,669)	$ (12,801)	$ (54,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash net gain on settlement	(5,000)	-	(5,000)
Depreciation	531	-	531
Change in operating assets and liabilities:
Increase in accrued interest	573	31	573
Increase in accounts payable and accrued liabilities	7,669	3,620	12,789

NET CASH USED IN OPERATING ACTIVITIES	(34,896)	(9,150)	(45,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of web design	(3,182)	-	(3,182)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(3,182)	-	(3,182)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	6,000	15,750
Proceeds from notes payable	30,000	-	30,000
Due to related party	13,034	1,600	15,888
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,034	7,600	61,638

NET INCREASE (DECREASE) IN CASH	9,956	(1,550)	13,156
CASH, BEGINNING OF PERIOD	3,200	4,750	-
CASH, END OF PERIOD	$ 13,156	$ 3,200	$ 13,156

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of shares	$ 689,892	-	$ 689,892
Forgiveness of debt from former director (officer)	$ 4,788	-	$ 4,788

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

NOTE 6 – INCOME TAXES (continued)

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K/A. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

(1)

Ms. Clark has been our President, CEO, CFO and Treasurer since November 30, 2009.

(2)

Mr. Narita was our President, CEO, CFO, Treasurer and Secretary from June 27, 2008 to November 30, 2009.

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

Item 15.  Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K/A; all other exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement filing on the SEC website at www.sec.gov.

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

GLOBAL CLUB, INC.

By: /s/ Eden Clark
Date: December 1, 2010	Eden Clark
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eden Clark	President, Chief Executive	December 1, 2010
Eden Clark	Officer, Chief Financial Officer, Director, Secretary, Treasurer