Form 10-Q
period 2010-10-31
BOLD ENERGY INC.
filed 2012-02-15
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF` THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-153385

BOLD ENERGY INC.

(Name of Small Business Issuer in its charter)

Nevada	26-2940624
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

112 North Curry Street, Carson City, Nevada 89703

(Address of principal executive offices)

(775) 333-1198

Issuer’s telephone number

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 20, 2011 the registrant had 27,004,750 shares of common stock outstanding.

BOLD ENERGY INC.

2

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

Item 1.  Financial Statements

The unaudited interim financial statements of Bold Energy Inc. (the “Company”, “Bold”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of Bold Energy Inc., Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2010.  Significant accounting policies disclosed therein have not changed.

Bold Energy Inc.

(FKA:  Global Club, Inc.)

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

3

Bold Energy, Inc.
(fka Global Club, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	October 31, 2010	July 31, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$4,792	$13,156
TOTAL CURRENT ASSETS	4,792	13,156

OTHER ASSETS
Web design, net	2,473	2,651
TOTAL OTHER ASSETS	2,473	2,651
TOTAL ASSETS	$7,265	$15,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,758	$8,362
Due to related party	11,100	11,100
TOTAL CURRENT LIABILITIES	19,858	19,462

LONG TERM LIABILITIES
Loans	30,000	30,000
TOTAL LIABILITIES	49,858	49,462

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
2,004,326 shares of common stock (2,004,326 at July 31, 2010)	2,004	2,004
Additional paid in capital	742,784	742,784
Deficit accumulated during the development stage	(787,381)	(778,443)
TOTAL STOCKHOLDERS’ DEFICIT	(42,593)	(33,655)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,265	$15,807

The accompanying notes are an integral part of these financial statements.

Bold Energy, Inc.
(fka Global Club, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	3 months	3 months	from inception
	ended	ended	(June 27, 2008) to
	October 31, 2010	October 31, 2009	October 31, 2010
REVENUE

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	(4,148)	(167)	(19,447)
Professional Fees	(4,411)	(6,847)	(47,732)
Total expenses	(8,559)	(7,014)	(67,179)

Other income(expense)
Interest expense	(379)	-	(952)
Gain on debt forgiveness	-	-	5,000
Total other income(expense)	-	-	4,048

NET LOSS	$(8,938)	$(7,014)	$(63,131)

BASIC LOSS PER COMMON SHARE
	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC

	2,004,326	1,806,000

The accompanying notes are an integral part of these financial statements.

Bold Energy, Inc.
(fka Global Club, Inc.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (June 27, 2008) to October 31, 2010
Unaudited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (June 27, 2008)
Common stock issued for cash at $0.001
per share on July 22, 2008	906,000	$906	$711,594	$(707,750)	$4,750

Net loss	-	-	-	(2,723)	(2,723)

Balance, July 31, 2008	906,000	906	711,594	(710,473)	2,027
Common stock issued for cash at $0.04
per share on April 23, 2009	900,000	900	21,600	(16,500)	6,000

Net loss	-	-	-	(12,801)	(12,801)

Balance, July 31, 2009	1,806,000	1,806	733,194	(739,774)	(4,774)

Forgiveness of debt from former	-	-	4,788	-	4,788
director (officer)

Common stock issued for cash at $0.001
per share on April 6, 2010	200,000	200	4,800	-	5,000

Cancellation of Stock Redeemed at $0.001
on July 15, 2010	(1,674)	(2)	2	-	-

Net loss	-	-	-	(38,669)	(38,669)

Balance, July 31, 2010	2,004,326	2,004	742,784	(778,443)	(33,655)

Net loss	-	-	-	(8,938)	(8,938)

Balance, October 31, 2010	2,004,326	$2,004	$742,784	$(787,381)	$(42,593)

The accompanying notes are an integral part of these financial statements.

Bold Energy, Inc.
(fka Global Club, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOW
Unaudited
			Cumulative results
	3 months	3 months	from inception
	ended	ended	(June 27, 2008) to
	October 31, 2010	October 31, 2009	October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,938)	$(7,014)	$(63,131)
Adjustment to reconcile net loss to net cash
used in operating activities:
Non-cash net gain on settlement	-	-	(5,000)
Amortization	178	-	708
Change in operating assets and Liabilities:
Increase in accounts payable and accrued expenses	396	1,880	13,758
NET CASH USED IN OPERATING ACTIVITIES	(8,364)	(5,134)	(53,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Web design	-		(3,182)
NET CASH USED IN INVESTING ACTIVITIES	-		(3,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	15,750
Proceeds from loan	-	-	30,000
Due to related party	-	1,934	15,888
NET CASH PROVIDED BY FINANCING ACTIVITIES
	-	1,934	61,638

NET INCREASE (DECREASE) IN CASH	(8,364)	(3,200)	4,792

CASH, BEGINNING OF PERIOD	13,156	3,200	-

CASH, END OF PERIOD	$4,792	$-	$4,792

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Cancellation of shares	$-	$-	$689,892

Forgiveness of debt from former director	$-	$-	$4,788

The accompanying notes are an integral part of these financial statements.

Bold Energy, Inc.
(fka Global Club, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 –FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2010 audited financial statements.  The results of operations for the periods ended October 31, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Bold Energy, Inc.
(fka Global Club, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $787,381 as of October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing.  However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of October 31, 2010 the Company received advances from a Director in the amount of $11,100, to pay for general operating expenses.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

On November 26, 2009, the former director forgave a loan in the amount of $4,788, which was owed to him from the Company.

NOTE 5 - RECLASSIFICATION: STOCK SPLIT ADJUSTMENT

Effective March 23, 2010, the President voluntarily cancelled 27,594,000 shares of her outstanding common stock of the Company which were cancelled and returned to the pool of the Company’s authorized and unissued shares of common stock.  These cancelled shares were previously recorded in the financials at a total of pre split 689,850,000.  Since the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement in substance a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

NOTE 6 - SUBSEQUENT EVENTS

On March 31, 2011 the Company changed its name to Bold Energy, Inc. and effected a 1 for 25 reverse-split of the Company’s issued and outstanding common shares.  Both these events have been retrospectively applied in these Statements.

On May 12, 2011 the Company issued an aggregate of 25,000,000 common shares to various stockholders.  The shares were issued as repayment of amounts due to the stockholders.  In addition, on the same day, the Company issued 15,000,000 shares to Ms Eden Clark as compensation for services rendered.

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

Overview

Bold Energy Inc. ("Bold", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on June 27, 2008.  We are developing a loyalty program based on “Global Club points” awarded for all purchases made in associated establishments.  The points will be exchangeable for products, trips or discounts.  We intend to be partners with all kinds of retailers, so the cardholders will be able to collect points on their every day expenses, such as in grocery shops, gas stations, restaurants, electronic stores, travel agencies, etc.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of October 31, 2010, we had $4,792 cash on hand.  We incurred operating expenses in the amount of $8,559 during the quarter ended October 31, 2010.  These operating expenses were comprised of professional fees and general and administrative expenses.

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

4

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

Results of Operations for the Period From Inception (June 27, 2008) to October 31, 2010 and for the Three Months Ended October 31, 2010

Lack of Revenues

We are a development stage company with limited operations since our inception on June 27, 2008 to October 31, 2010.  We have not generated any revenues.  As of October 31, 2010, we had total assets of $7,265 and total liabilities of $49,858.  Since our inception to October 31, 2010, we have accumulated a deficit of $787,381.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $67,179 since our inception on June 27, 2008 to October 31, 2010, including $19,447 in general and administrative expenses and $47,732 in professional fees (including accounting, auditing and legal fees).

Our total expenses increased by $1,545 to $8,559 for the three months ended October 31, 2010 from $7,014 for the three months ended October 31, 2009.  For the three months ended October 31, 2010, total expenses were comprised of $4,148 in general and administrative expenses and $4,411 in professional fees.

For the three months ended October 31, 2009 our total expenses of $7,014 consisted of $167 in general and administrative expenses and $6,847 in professional fees.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on June 27, 2008 to October 31, 2010, we have incurred a net loss of $63,131.  For the three months ended October 31, 2010, we incurred a net loss of $8,938 compared to a net loss of $7,014 for the same period in 2009, which is an increase in net loss of $1,924 between the two periods resulting from increased general and administrative expense for the three months ended October 31, 2010.

5

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended July 31, 2010, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended July 31, 2010.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures.

Not applicable.

6

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

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bold Energy Inc.

By: /s/ Eden Clark
Date: February 14, 2012	Eden Clark
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

8