Form 10-Q
period 2011-01-31
BOLD ENERGY INC.
filed 2012-02-15
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 13, 2012 the registrant had 42,004,750 shares of common stock outstanding.

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

The accompanying Financial Statements of Global Club, Inc., Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2011.  Significant accounting policies disclosed therein have not changed.

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

3

BOLD ENERGY INC. (fka Global Club Inc.) (A Development Stage Company) BALANCE SHEETS (unaudited)
	January 31, 2011	July 31, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$2,331	$13,156
TOTAL CURRENT ASSETS	2,331	13,156

OTHER ASSETS
Web design, net	2,274	2,651
TOTAL OTHER ASSETS	2,274	2,651
TOTAL ASSETS	$4,605	$15,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,578	$8,362
Due to related party	14,377	11,100
TOTAL CURRENT LIABILITIES	23,955	19,462

LONG TERM LIABILITIES
Loans	30,000	30,000
TOTAL LIABILITIES	53,955	49,462

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
2,004,326 shares of common stock (2,004,326 at July 31, 2010)	$2,004	$2,004
Additional paid in capital	742,784	742,784
Deficit accumulated during the development stage	(794,138)	(778,443)
TOTAL STOCKHOLDER'S DEFICIT	$(49,350)	$(33,655)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$4,605	$15,807

The accompanying notes are an integral part of these financial statements.

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010	Six months ended January 31, 2011	Six months ended January 31, 2011	Cumulative results from inception (June 27, 2008) to January 31, 2011

REVENUE	$-	$ -	$ -	$ -	$ -

EXPENSES
Office and General	(2,339)	(2,237)	(6,487)	(2,406)	(21,786)
Professional fees	(4,040)	(7,010)	(8,451)	(14,299)	(51,772)
Total expenses	(6,379)	(9,247)	(14,938)	(16,705)	(73,558)

Other Income (expense)
Interest expense	(378)	-	(756)	-	(1,330)
Gain on debt forgiveness	-	5,000	-	5,000	5,000
Total other income (expense)	(378)	5,000	(756)	5,000	3,670

NET LOSS	$ (6,757)	$ (4,247)	$ (15,695)	$ (11,705)	$ (69,888)

BASIC NET LOSS PER SHARE	$ -	$ -	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	2,004,326	1,964,326	2,004,326	1,964,326

The accompanying notes are an integral part of these financial statements

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (JUNE 27, 2008) TO JANUARY 31, 2011

(Unaudited)

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (June 27, 2008)
Common stock issued for cash at $0.001
per share on July 22, 2008	906,000	$906	$711,594	$(707,750)	$4,750

Net loss				(2,723)	(2,723)

Balance, July 31, 2008	906,000	906	711,594	(710,473)	2,027
Common stock issued for cash at $0.04
per share on April 23,2009	900,000	900	21,600	(16,500)	6,000

Net loss				(12,801)	(12,801)

Balance, July 31, 2009	1,806,000	$1,806	$733,194	$(739,774)	$(4,774)

Forgiveness of debt from former			4,788		4,788
director (officer)

Common stock issued for cash at $0.001
per share on April 6,2010	200,000	200	4,800		5,000

Cancellation of Stock Redeemed at $0.001
per share on July 15, 2010	(1,674)	(2)	2		-

Net loss				(38,669)	(38,669)

Balance, July 31, 2010	2,004,326	$2,004	$742,784	$(778,443)	$(33,655)

Net loss				(15,695)	(15,695)

Balance, January 31, 2011	2,004,326	$2,004	$742,784	$(794,138)	$(49,350)

The accompanying notes are an integral part of these financial statements

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			results from
	Six months	Six months	Inception
	ended	ended	(June 27, 2008) to
	January 31, 2011	January 31, 2010	January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,695)	$(11,705)	$(69,888)
Adjustment to reconcile net loss to net cash
used in operating activities:
Non-cash net gain on settlement	-	(5,000)	(5,000)
Amortization	377	133	908
Change in operating assets and Liabilities:
Increase in accounts payable and accrued expenses	1,216	7,269	14,005
NET CASH USED IN OPERATING ACTIVITIES	(14,102)	(9,303)	(59,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Web design	-	(3,182)	(3,182)
NET CASH USED IN INVESTING ACTIVITIES	-	(3,182)	(3,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	15,750
Proceeds from loan	-	-	30,000
Due to related party	3,277	11,934	19,165
NET CASH PROVIDED BY FINANCING ACTIVITIES
	3,277	11,934	64,915

NET INCREASE ( DECREASE) IN CASH	(10,825)	(551)	2,331

CASH, BEGINNING OF PERIOD	13,156	3,200	-

CASH, END OF PERIOD	$2,331	$2,649	$2,331

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Cancellation of shares	$-	$-	$689,892

Forgiveness of debt from former director	$-	$-	$4,788
The accompanying notes are an integral part of these financial statements.

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2011

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2010 audited financial statements.  The results of operations for the periods ended January 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full year.

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

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has incurred losses since inception resulting in an accumulated deficit of $794,138 as of January 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing.  However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2011

NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2011 the Company received advances from a Director in the amount of $14,377, to pay for general operating expenses.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

On November 26, 2009, the former director forgave a loan in the amount of $4,788, which was owed to him from the Company.

NOTE 5 - RECLASSIFICATION: STOCK SPLIT ADJUSTMENT

Effective March 23, 2010, the President voluntarily cancelled 27,594,000 shares of her outstanding common stock of the Company which were cancelled and returned to the pool of the Company’s authorized and unissued shares of common stock.  These cancelled shares were previously recorded in the financials at a total of pre-split 689,850,000.  Since the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement in substance a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

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

Overview

Bold Energy Inc. ("Bold", the “Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on June 27, 2008.  We are developing a loyalty program based on “Global Club points” awarded for all purchases made in associated establishments.  The points will be exchangeable for products, trips or discounts.  We intend to be partners with all kinds of retailers, so the cardholders will be able to collect points on their every day expenses, such as in grocery shops, gas stations, restaurants, electronic stores, travel agencies, etc.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of January 31, 2011, we had $2,331 of cash on hand.  We incurred operating expenses in the amount of $(6,379) during the quarter ended January 31, 2011.  These operating expenses were comprised of general and administrative expenses and professional fees.

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

4

Results of Operations for the Period From  Inception (June 27, 2008) to January 31, 2011 and for the Three Months Ended January 31, 2011

Lack of Revenues

We are a development stage company with limited operations since our inception on June 27, 2008 to January 31, 2011.  We have not generated any revenues.  As of January 31, 2011, we had total assets of $4,605 and total liabilities of $53,955.  Since our inception to January 31, 2011, we have accumulated a deficit of $794,138.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $73,558 since our inception on June 27, 2008 to January 31, 2011, including $21,786 in general and administrative expenses and $51,772 in professional fees (including accounting, auditing and legal fees).

Our total expenses decreased by $2,868 to $6,379 for the three months ended January 31, 2011 from $9,247 for the three months ended January 31, 2010.  For the three months ended January 31, 2011, total expenses were comprised of $2,339 in general and administrative expenses and $4,040 in professional fees.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on June 27, 2008 to January 31, 2011, we have incurred a net loss of $69,888.  For the three months ended January 31, 2011, we incurred a net loss of $6,757 compared to a net loss of $4,247 for the same period in 2010, which is an increase in net loss of $2,510 between the two periods resulting from increased general and administrative expense for the three months ended January 31, 2011.

Results of Operations for the Six Months Ended January 31, 2011

Lack of Revenues

We have not generated any revenues as of January 31, 2011.

Expenses

For the six months ended January 31, 2011, our total expenses decreased by $1,767 to $14,938 from $16,705 for the six months ended January 31, 2010.  For the six months ended January 31, 2011, total expenses were comprised of $6,487 in general and administrative expenses, and $8,451 in professional fees.

Net Loss

For the six months ended January 31, 2011, we incurred a net loss of $15,695 compared to a net loss of $11,705 for the same period in 2010, which is an increase in net loss of $3,990 between the two periods resulting from increased general and administrative expenses the six months ended January 31, 2011.

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

5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended July 31, 2011, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended July 31, 2010.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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