Form 10-Q
period 2011-04-30
BOLD ENERGY INC.
filed 2012-02-15
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of Bold Energy Inc. (the “Company”, “Bold”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of Bold Energy Inc., Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2010.  Significant accounting policies disclosed therein have not changed.

BOLD ENERGY INC.

(fka Global Club, Inc.)

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

3

Bold Energy, Inc.
(Fka: Global Club, Inc.)
(A Development Stage Company)

BALANCE SHEETS (unaudited)

	April 30, 2011	July 31, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$4,010	$13,156
TOTAL CURRENT ASSETS	4,010	13,156

OTHER ASSETS
Web design, net	2,076	2,651
TOTAL OTHER ASSETS	2,076	2,651
TOTAL ASSETS	$6,086	$15,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,572	$8,362
Due to related party	24,367	11,100
TOTAL CURRENT LIABILITIES	32,939	19,462

LONG TERM LIABILITIES
Loans	30,000	30,000
TOTAL LIABILITIES	62,939	49,462

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
2,004,326 shares of common stock (2,004,326 at July 31, 2010)	$2,004	$2,004
Additional paid in capital	742,784	742,784
Deficit accumulated during the development stage	(801,641)	(778,443)
TOTAL STOCKHOLDER'S DEFICIT	$(56,853)	$(33,655)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$6,086	$15,807

The accompanying notes are an integral part of these financial statements.

F-1

Bold Energy, Inc.
(Fka: Global Club, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative results
	Three months	Three months	9 months	9 months	from inception
	ended	ended	ended	ended	(June 27, 2008) to
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010	April 30, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	$-	$-	-	-	-

EXPENSES

Office and general	$(3,446)	$(8049)	$(9,934)	$(10,454)	$(25,233)
Professional Fees	(3,683)	(8,403)	(12,134)	(22,702)	(55,455)
Total expenses	$(7,129)	$(16,452)	(22,068)	(33,156)	(80,688)

Other income (expense)
Interest expense	(373)	(106)	(1,130)	(106)	(1,703)
Gain on debt forgiveness		-	-	5,000	5,000
Total other income (expense)	(373)	(106)	(1,130)	4,894	3,297

NET LOSS	$(7,502)	$(16,558,)	$(23,198)	$(28,262)	$(77,391)

BASIC LOSS PER COMMON SHARE
	$-	$-	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$2,004,326	$2,004,326	2,004,326	2,004,326

The accompanying notes are an integral part of these financial statements.

F-2

Bold Energy, Inc.
(Fka: Global Club, Inc.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (June 27, 2008) to April 30, 2011

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (June 27, 2008)
Common stock issued for cash at $0.001
per share on July 22, 2008	906,000	$906	$711,594	$(707,750)	$4,750

Net loss				(2,723)	(2,723)

Balance, July 31, 2008	906,000	906	711,594	(710,473)	2,027
Common stock issued for cash at $0.04
per share on April 23,2009	900,000	900	21,600	(16,500)	6,000

Net loss				(12,801)	(12,801)

Balance, July 31, 2009	1,806,000	$1,806	$733,194	$(739,774)	$(4,774)

Forgiveness of debt from former			4,788		4,788
director (officer)

Common stock issued for cash at $0.001
per share on April 6,2010	200,000	200	4,800		5,000

Cancellation of Stock Redeemed at $0.001
per share on July 15, 2010	(1,674)	(2)	2		-

Net loss				(38,669)	(38,669)

Balance, July 31, 2010	2,004,326	$2,004	$742,784	$(778,443)	$(33,655)

Net loss				(23,198)	(23,198

Balance, April 30, 2011	2,004,326	$2,004	$742,784	$(801,641)	$(56,853)

The accompanying notes are an integral part of these financial statements

F-3

Bold Energy, Inc.
(Fka: Global Club, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOW
Unaudited
			Cumulative
			results from
	9 months	9 months	June 27, 2008
	ended	ended	(inception date) to
	April 30, 2011	April 30, 2010	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,198)	$(28,262)	$(77,391)
Adjustment to reconcile net loss to net cash
used in operating activities:
Non-cash net gain on settlement	-	(5,000)	(5,000)
Depreciation	576	331	1,107
Change in operating assets and Liabilities:
Increase in accrued expenses		573	573
Increase(decrease) in Accounts payable and accrued expenses	210	7,058	12,999
NET CASH USED IN OPERATING ACTIVITIES	(22,412)	(25,873)	(67,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Web Design	-	(3,182)	(3,182)
NET CASH USED IN INVESTING ACTIVITIES	-	(3,182)	(3,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	5,000	15,750
Proceeds from loan	-	30,000	30,000
Due to related party	13,268	12,034	29,156
NET CASH PROVIDED BY FINANCING ACTIVITIES
	13,268	47,034	74,906

NET INCREASE ( DECREASE) IN CASH	(9,146)	(17,979)	4,010

CASH, BEGINNING OF PERIOD	13,156	3,200	-

CASH, END OF PERIOD	$4,010	$(21,179)	4,010

The accompanying notes are an integral part of these financial statements

F-4

Bold Energy, Inc.

(Fka: Global Club, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2010 audited financial statements.  The results of operations for the periods ended April 30, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars

Cash and Cash Equivalents

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

F-5

Bold Energy, Inc.

(Fka: Global Club, Inc.)

(A Development Stage Company)

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

The Company has incurred losses since inception resulting in an accumulated deficit of $801,641 as of April 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing.  However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

F-6

NOTE 4 – RELATED PARTY TRANSACTIONS

As of April 30, 2011 the Company received advances from a Director in the amount of $24,367, to pay for general operating expenses.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

NOTE 6 - SUBSEQUENT EVENTS

On March 31, 2011 the Company changed its name to Bold Energy, Inc. and effected a 1 for 25 reverse-split of the Company’s issued and outstanding common shares.  Both these events have been retrospectively actioned in these Statements.

On May 12, 2011 the Company issued an aggregate of 25,000,000 common shares to various stockholders.  The shares were issued as repayment of amounts due to the stockholders.  In addition, on the same day, the Company issued 15,000,000 shares to Ms Eden Clark as compensation for services rendered.

F-7

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

Overview

Bold Energy Inc. ("Bold", the “Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on June 27, 2008.  We are developing a loyalty program based on “Global Club points” awarded for all purchases made in associated establishments.  The points will be exchangeable for products, trips or discounts.  We intend to be partners with all kinds of retailers, so the cardholders will be able to collect points on their everyday expenses, such as in grocery shops, gas stations, restaurants, electronic stores, travel agencies, etc.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of April 30, 2011, we had $4,010 of cash on hand.  We incurred operating expenses in the amount of $7,129 during the quarter ended April 30, 2011.  These operating expenses were comprised of general and administrative expenses and professional fees.

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

4

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

Results of Operations for the Period From Inception (June 27, 2008) to April 30, 2011 and for the Three Months Ended April 30, 2011

Lack of Revenues

We are a development stage company with limited operations since our inception on June 27, 2008 to April 30, 2011.  We have not generated any revenues.  As of April 30, 2011, we had total assets of $6,086 and total liabilities of $62,939.  Since our inception to April 30, 2011, we have accumulated a deficit of $801,641.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $80,688 since our inception on June 27, 2008 to April 30, 2011, including $25,233 in general and administrative expenses and $55,455 in professional fees (including accounting, auditing and legal fees).

Our total expenses decreased by $9,323 to $7,129 for the three months ended April 30, 2011 from $16,452 for the three months ended April 30, 2010.  For the three months ended April 30, 2011, total expenses were comprised of $3,446 in general and administrative expenses and $3,683 in professional fees.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on June 27, 2008 to April 30, 2011, we have incurred a net loss of $77,391.  For the three months ended April 30, 2011, we incurred a net loss of $7,502 compared to a net loss of $16,558 for the same period in 2010, which is a decrease in net loss of $9,056 between the two periods resulting from decreased general and administrative expense and professional for the three months ended April 30, 2011.

Results of Operations for the Nine Months Ended April 30, 2011

Lack of Revenues

We have not generated any revenues as of April 30, 2011.

5

Expenses

For the nine months ended April 30, 2011, our total expenses decreased by $11,088 to $22,068 from $33,156 for the nine months ended April 30, 2010.  For the nine months ended April 30, 2011, total expenses were comprised of $9,934 in general and administrative expenses, and $12,134 in professional fees.

Net Loss

For the nine months ended April 30, 2011, we incurred a net loss of $23,198 compared to a net loss of $28,262 for the same period in 2010, which is a decrease in net loss of $5,064 between the two periods resulting from decreased general and administrative expenses and professional fees for the nine months ended April 30, 2011.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended July 31, 2010, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended July 31, 2010.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

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