Form 10-K
period 2011-07-31
BOLD ENERGY INC.
filed 2012-05-10
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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

As of May 7, 2012 the registrant’s outstanding stock consisted of 57,053,138 common shares.

BOLD ENERGY INC.

PART I

Item 1.  Description of Business

Bold Energy Inc. (“Bold Energy”, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit company on June 27, 2008 and established a fiscal year end of July 31.  We are a development stage company that intends to develop a wide range loyalty program based on “Global Club points” awarded for all purchases made in associated establishments.  These points will be exchangeable by products, trips or discounts.  We intend to be partners with all kinds of retailers, so the cardholders will be able to collect points on their every day expenses, such as in grocery shops, gas stations, restaurants, electronic stores, travel agencies, etc.

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

We plan on charging a monthly rental fee that will include the maintenance of the equipment.  The Company also plans to generate revenue charging about US$0.01 for each issued point and selling the face part of the cards for advertisement.  The consumer will not pay anything extra for the points; they will be already included on the final price of the product.  We may also sell some special PET cards for collection.

The Company has raised $15,750 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely.  Other than as described in this paragraph, we have no other financing plans.

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

Research and Development

We have not spent any amounts on research and development activities during the year ended July 31, 2011.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “BOLD.OB”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

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

The following table sets forth the high and low closing prices quoted on the Over the Counter Bulletin Board for the last two fiscal years, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Fiscal Year Ending July 31, 2011
Quarter Ended	High $	Low $
July 31, 2011	0.31	0.31
April 30, 2011	750.00	48.75
January 31, 2011	48.75	48.75
October 31, 2010	48.75	48.75

Fiscal Year Ending July 31, 2010
Quarter Ended	High $	Low $
July 31, 2010	52.75	43.75
April 30, 2010	46.25	0.0278
January 31, 2010	0.5917	0.5917
October 31, 2009	N/A	N/A

Number of Holders

As of May 7, 2012, the 57,053,138 issued and outstanding shares of common stock were held by a total of 171 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2011 and 2010.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.  We issued a share dividend of 149 shares for every share owned as of March 23, 2010

Recent Sales of Unregistered Securities

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

Our auditor’s report on our July 31, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.  See “July 31, 2011 Audited Financial Statements – “Report of Independent Registered Public Accounting Firm.”

Management believes the amount of cash on hand and in the bank of Bold Energy will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised.  We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing.  This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof.  However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Bold Energy is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Bold Energy having to seek capital from other sources such as debt financing, which may not even be available to the company.  However, if such financing were available, because Bold Energy is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate.  At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load.  If Bold Energy cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations.  As a result, investors in Bold Energy common stock would lose all of their investment.

The development and marketing of our products will start over the next 12 months.  Bold Energy does not anticipate obtaining any further products or services.

Results of Operations

We did not generate any revenues for the fiscal year ended July 31, 2011, as well as no revenues for the fiscal year ended July 31, 2010. We incurred operating expenses of $47,486 and $43,096, respectively, for fiscal years ended July 31, 2011 and July 31, 2010.

Our comprehensive net loss for the fiscal year ended July 31, 2011 was $7,771,913, compared to $38,669 for the fiscal year ended July 31, 2010.  Since the date of inception, we have incurred a comprehensive net loss of $7,826,106.  We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Liquidity and Capital Resources

At July 31, 2011, we had $4,413 in cash in the bank.

Our accounts payable at July 31, 2011 was $7,491.

Our stockholders' deficit was ($40,568) at July 31, 2011, as compared to ($33,655) at July 31, 2010.

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

Item 8.  Financial Statements

BOLD ENERGY INC.

(A Development Stage Company)

Audited

July 31, 2011

Bold Energy Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)

BALANCE SHEETS
Audited
	July 31, 2011	July 31, 2010

ASSETS

CURRENT ASSETS
Cash	$4,413	$13,156
TOTAL CURRENT ASSETS	4,413	13,156

OTHER ASSETS
Web design, net	1,877	2,651
TOTAL OTHER ASSETS	1,877	2,651
TOTAL ASSETS	$6,290	$15,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,491	$8,362
Due to related party	34,367	11,100
TOTAL CURRENT LIABILITIES	41,858	19,462

LONG TERM LIABILITIES
Loans	5,000	30,000
TOTAL LIABILITIES	46,858	49,462

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
27,053,138 shares of common stock (2,004,750 at July 31, 2010)	$27,052	$2,004
Additional paid in capital	8,482,736	742,784
Deficit accumulated during the development stage	(8,550,356)	(778,443)
TOTAL STOCKHOLDERS’ DEFICIT	$(40,568)	$(33,655)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,290	$15,807

The accompanying notes are an integral part of these financial statements.

Bold Energy Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(June 27, 2008) to
	July 31, 2011	July 31, 2010	July 31, 2011
REVENUE

Revenues	$-	$-	$-
Total revenues	$-	$-	$-

EXPENSES

Office and general	$29,330	$13,525	$44,629
Professional Fees	18,156	29,571	61,477
Total expenses	$47,486	43,096	106,106
Total loss	$(47,486)	(43,096)	(106,106)
OTHER INCOME (EXPENSE)
Interest expense and financing cost	(7,724,427)	(573)	(7,725,000)
Debt forgiveness	-	5,000	5,000
Total other income (expense)	(7,724,427)	4,427	(7,720,000)

NET LOSS	$(7,771,913)	$(38,669)	$(7,826,106)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC

	7,494,384	1,964,326

BASIC LOSS PER COMMON SHARE
	$1.04	$0.02

The accompanying notes are an integral part of these financial statements.

Bold Energy Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (June 27, 2008) to July 31, 2011
Audited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (June 27, 2008)
Common stock issued for cash at $0.005
per share on July 22, 2008	906,000	$906	$711,594	$(707,750)	$4,750

Net loss				(2,723)	(2,723)

Balance, July 31, 2008	906,000	906	711,594	(710,473)	2,027
Common stock issued for cash at $0.006
per share on April 23, 2009	900,000	900	21,600	(16,500)	6,000

Net loss				(12,801)	(12,801)

Balance, July 31, 2009	1,806,000	$1,806	$733,194	$(739,774)	$(4,774)

Forgiveness of debt from former			4,788		4,788
director (officer)

Common stock issued for cash at $0.025
per share on April 6, 2010	200,000	200	4,800		5,000

Cancellation of stock redeemed at $0.001
per share on July 15, 2010	(1,250)	(2)	2		-

Net loss				(38,669)	(38,669)

Balance, July 31, 2010	2,004,750	$2,004	$742,784	$(778,443)	$(33,655)
Common stock issued for services
at $0.31 per share on May 12, 2011	48,388	48	14,952		15,000

Common stock issued as loan repayment
at $0.31 per share on May 12, 2011	25,000,000	25,000	7,725,000		7,750,000

Net loss				(7,771,913)	(7,771,913)

Balance, July 31, 2011	27,053,138	$27,052	$8,482,736	$(8,550,356)	$(40,568)

The accompanying notes are an integral part of these financial statements

Bold Energy, Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOW
Audited
			Cumulative
			results from
	Year	Year	Inception (June 27, 2008)
	ended	ended	to
	July 31, 2011	July 31, 2010	July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,771,913)	$(38,669)	$(7,826,106)
Adjustment to reconcile net loss to net cash
used in operating activities: Non-cash net gain on settlement		(5,000)	(5,000)
Depreciation	775	531	1,306
Stock based compensation	15,000	-	15,000
Interest and financing cost	7,723,256	-	7,723,256
Change in operating assets and Liabilities:
Increase in accrued interest	1,171	573	1,744
Increase(decrease) in Accounts payable and accrued liabilities	(299)	7,669	12,490
NET CASH USED IN OPERATING ACTIVITIES	(32,010)	(34,896)	(77,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Web Design	-	(3,182)	(3,182)
NET CASH USED IN INVESTING ACTIVITIES	-	(3,182)	(3,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	5,000	15,750
Redemption of common stock	-	30,000	30,000
Due to related party	23,267	13,034	39,155
NET CASH PROVIDED BY FINANCING ACTIVITIES
	(23,267)	48,034	84,905

NET INCREASE ( DECREASE) IN CASH	(8,743)	9,956	4,413

CASH, BEGINNING OF PERIOD	13,156	3,200	-

CASH, END OF PERIOD	$4,413	$13,156	$4,413

Supplemental cash flow information and noncash financing activities:
Non-cash activities:
Cancellation of shares	$-	$689,892	$689,892
Forgiveness of debt from former director	$-	$4,788	$4,788
Settlement of debt and accrued interest by issuance of stock	$26,744	-	$26,744

The accompanying notes are an integral part of these financial statements.

BOLD ENERGY, INC.
(fka: Global Club, Inc.)
(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on June 27, 2008 and established a fiscal year end of July 31.  It is a development-stage Company that intends to develop a wide range loyalty program based on "Global Club points" awarded for all purchases made in associated establishments.  These points will be exchangeable for products, trips or discounts.  The Company is currently in the development stage as defined under FASB ASC 915-10, “Development Stage Entities".  All activities of the Company to date relate to its organization, initial funding and share issuances.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has an accumulated deficit since inception of $7,826,106.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including legal, audit, transfer agency and edgarizing costs

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company.  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents
For the purposes of the statements of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

BOLD ENERGY, INC.
(fka: Global Club, Inc.)
(A Development Stage Enterprise)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. We issued 48,388 shares @$0.31 per share to Ms. Eden Clark as compensation for services rendered.

Fair Value of Financial Instruments

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

BOLD ENERGY, INC. (fka: Global Club, Inc.) (A Development Stage Enterprise) NOTES TO THE AUDITED FINANCIAL STATEMENTS NOTE 3 – CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On July 22, 2008, the sole Director purchased 906,000 shares of the common stock in the Company for $4,750.

On April 23, 2009, the Company issued 900,000 Common shares for $6,000.

On November 26, 2009, the former director forgave a loan in the amount of $4,788, which was owed to him from the Company.

On March 2, 2010, the Company effected a 150:1 forward split of the Company's stock through the issuance of a stock dividend for each share outstanding as of March 23, 2010.

On March 2, 2010, the President of the Company requested that the Company cancel 27,594,000 common shares that she owns in her own name. The President now owns 906,000 common shares.

On April 6, 2010, the Company issued an aggregate of 200,000 common shares to various stockholders at $0.025 per share for $5,000.

On July 15, 2010, various stockholders requested that the Company cancel 1,250 common shares.

On March 31, 2011, the Company effected a 1 for 25 reverse split of the Company's issued and outstanding common stock.

On May 12, 2011 the company issued an aggregate of 25,000,000 common shares to various stockholders @ $0.31 per share.  The shares were issued as repayment of $25,000 of principal due to the stockholders and $7,725,000 as finance cost.  The accrued interest to date was forgiven by the lenders.

In addition on May 12, 2011, the company issued 48,388 shares @$0.31 per share to Ms. Eden Clark as compensation for services rendered.

As of July 31, 2011, there are a total of 27,053,138shares of common stock outstanding.

As of July 31, 2011, the Company has not granted any stock options

All references in these financial statements to number of common shares, price per share and weighted number of common shares outstanding prior to 1 for 25 reverse stock split on March 31, 2011 have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

BOLD ENERGY, INC. (fka: Global Club, Inc.) (A Development Stage Enterprise) NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

As of July 31, 2011 the Company received advances from a Director in the amount of $34,367, respectively, to pay for general operating expenses.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

On November 26, 2009, the former director forgave a loan in the amount of $4,788, which was owed to him from the Company.

NOTE 5 - LOANS

On May 12, 2011 the company issued 25,000,000 common shares at $0.31 per share in repayment of $25,000 of the total $30,000 loans from Colorado Ltd and Olive Ltd.  The accrued interest to date was forgiven by the lenders.

NOTE 6 - INCOME TAXES

                                                                   2011                                   2010

                                                                -----------                             ------------

        Net loss before taxes                  $ (7,826,106)                    $     (54,193)

                                                             ===========               ============

        Income tax expense charged

        to loss before taxes                     $       --                              $        --

                                                             ===========                ===========

A reconciliation of the expected income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

                                                                           2011                                  2010

                                                                         -----------                         ------------

        Expected income tax expense                $ (2,720,170)                      $   (18,968)

        Share-based payments                                2,709,000                                       -

        Change in valuation allowance                       11,170                              18,968

                                                                                 -----------                        ------------

                                                                           $         --                              $        --

                                                                        ===========                ============

At July 31, 2011 and 2010, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $86,106 and $54,193, respectively, which may be applied against future taxable income, if any, at various times through 2028.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At July 31, 2011 and 2010, the Company has a deferred tax asset of $11,170 and 18,968 representing the benefit of its net operating loss carry-forward.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.

Reconciliation between the statutory rate and the effective tax rate is as follows at July 31:

	2011	2010
Federal statutory tax rate	(35.0) %	(35.0) %
Permanent difference and other	35.0%	35.0%
Effective tax rate	- %	- %

NOTE 7 – SUBSEQUENT EVENTS

During the period April 27, 2012 Company issued 30,000,000 shares to the President and Secretary for the services provided from February 1, 2012 to July 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties.  In addition, management is aware that many of our currently existing internal controls are undocumented.  Our management will be working to document such internal controls over the coming year.

 Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of July 31, 2011 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held
Eden Clark	34	President, CEO, Treasurer, Principal Executive Officer, Chairman of the Board of Directors, and Secretary

Patrick DeBlois	36	Secretary

Background of Directors and Executive Officers

Eden Clark has been the President, CEO, Treasurer, CFO, Secretary and a Director of our company since November 30, 2010.  From 1997 to 2001, Ms. Clark was a founding team member of Onvia.com Inc., a publicly traded company on NASDAQ, assisting it in the growth from a small start-up to more than 300 employees and $140 million in revenue.  From 2002 to 2008 she was founder and CEO of Be Jane, Inc., a media and web company focused on the niche segment of women’s home improvement and décor, leading breakthrough partnerships on new initiatives with such companies as MSN and Bank of America, and was featured in hundreds of national TV and print media such as TIME, Entrepreneur, People Magazine, Wall St Journal, CNN, The Today Show, and more.  From 2008 until present, Ms. Clark became President of eDivvy.com Inc., a private payment technology company, leading the company’s strategic initiatives, branding, and business development efforts.  Ms. Clark devotes approximately 10 hours a week to our business.

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

Item 11.  Executive Compensation.

The following table sets forth, as of July 31, 2011 compensation awarded to our Chief Executive Officer (CEO) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Eden Clark, CEO and Director (1)	2011	0	0	15,000	0	0	0	6,000	0
	2010	0	0	0	0	0	0	4,000	0
Patrick DeBlois, Secretary (2)	2011	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)

Ms. Clark has been our President, CEO, CFO and Treasurer since November 30, 2009.

(2)

Mr. DeBlois has been our Secretary since January 12, 2010.

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

Option Grants

No options were granted during the fiscal year ended July 31, 2011.  We have no outstanding warrants or stock options.

Director Compensation

Ms. Eden Clark, The President and the CEO of the company is paid $500 every month for her time devoted to the company.  During the year the company issued 48,388 number of shares to Ms. Eden Clark, the President and the CEO of the company @0.31 per share confirming the payment of $15,000 as compensation.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of July 31, 2011 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

As of May 7, 2012 we had a total of 57,053,138 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Eden Clark, President, CEO, Treasurer, CFO, Principal Executive Officer and Director	Common Shares	15,954,388	27.96
Patrick DeBlois, Secretary	Common Shares	15,000,000	26.29
All Officers and Directors as a Group	Common Shares	30,954,388	54.26

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

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Ms. Clark anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.  Principal Accountant Fees and Services

For the fiscal year ended July 31, 2011, we expect to incur approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.  For the fiscal year ended July 31, 2011, review of the financial statements for the periods ended October 31, 2010; we incurred $4,000 in fees to our independent accountants.

During the fiscal year ended July 31, 2011, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

Item 15.  Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K; all other exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement filing on the SEC website at www.sec.gov.

Exhibit No.

Description

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLD ENERGY INC.

By: /s/ Eden Clark
Date: May 10, 2012	Eden Clark
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eden Clark	President, Chief Executive	May 10, 2012
Eden Clark	Officer, Chief Financial Officer, Director, Secretary, Treasurer

