Form 10-Q
period 2011-10-31
BOLD ENERGY INC.
filed 2012-05-10
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

☑  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF` THE EXCHANGE ACT

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

Large accelerated filer  o      Accelerated filer  o     Non-accelerated filer  o     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 7, 2012 the registrant had 57,053,138 shares of common stock outstanding.

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

The accompanying Financial Statements of Bold Energy Inc., should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2011.  Significant accounting policies disclosed therein have not changed.

3

Bold Energy Inc.

(FKA:  Global Club, Inc.)

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

4

Bold Energy, Inc.
(fka Global Club, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	October 31, 2011	July 31, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$2,759	$4,413
TOTAL CURRENT ASSETS	2,759	4,413

OTHER ASSETS
Web design, net	1,678	1,876
TOTAL OTHER ASSETS	1,678	1,876
TOTAL ASSETS	$4,437	$6,289

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,532	$7,491
Shareholder's loan- due to related party	34,429	34,366
TOTAL CURRENT LIABILITIES	42,961	41,857

LONG TERM LIABILITIES
Loans	5,000	5,000
TOTAL LONG TERM LIABILITIES	5,000	5,000
TOTAL LIABILITIES	$47,961	$46,857

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
27,053,138shares of common stock	27,052	27,052
Additional paid in capital	8,482,736	8,482,736
Deficit accumulated during the development stage	(8,553,312)	(8,550,356)
TOTAL STOCKHOLDERS’ DEFICIT	(43,524)	(40,568)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,437	$6,289

The accompanying notes are an integral part of these financial statements.

F-1

Bold Energy, Inc.
(fka Global Club, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	3 months	3 months	from inception
	ended	ended	(June 27, 2008) to
	October 31, 2011	October 31, 2010	October 31, 2011
REVENUE

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	2,353	4,148	46,981
Professional Fees	541	4,411	62,019
Total expenses	2,894	8,559	109,000

Other income(expense)
Interest expense and financing cost	(62)	(379)	(7,725,062)
Gain on debt forgiveness	-	-	5,000
Total other income(expense)	(62)	(379)	(7,720,062)

NET LOSS	$(2,956)	$(8,938)	$(7,829,062)

BASIC LOSS PER COMMON SHARE
	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC

	27,053,138	2,004,750

The accompanying notes are an integral part of these financial statements.
F-2

Bold Energy, Inc.
(fka Global Club, Inc.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (June 27, 2008) to October 31, 2011

Deficit
Common Stock	accumulated
Additional	during the
Number of	Paid-in	development
shares	Amount	Capital	stage	Total

Inception (June 27, 2008)
Common stock issued for cash at $0.005
per share on July 22, 2008	906,000	$906	$711,594	$(707,750)	$4,750

Net loss	-	-	-	(2,723)	(2,723)

Balance, July 31, 2008 (audited)	906,000	906	711,594	(710,473)	2,027
Common stock issued for cash at $0.006
per share on April 23, 2009	900,000	900	21,600	(16,500)	6,000

Net loss	-	-	-	(12,801)	(12,801)

Balance, July 31, 2009 (audited)	1,806,000	1,806	733,194	(739,774)	(4,774)

Forgiveness of debt from former	-	-	4,788	-	4,788
director (officer)

Common stock issued for cash at $0.025
per share on April 6, 2010	200,000	200	4,800	-	5,000

Cancellation of Stock Redeemed at $0.001
on July 15, 2010	(1,250)	(2)	2	-	-

Net loss	-	-	-	(38,669)	(38,669)

Balance, July 31, 2010 (audited)	2,004,750	2,004	742,784	(778,443)	(33,655)

Common stock issued for services
at $0.31 per share on May 12, 2011	48,388	48	14,952	-	15,000

Common stock issued as loan repayment at $0.31 per shares on May 12, 2011	25,000,000	25,000	7,725,000	7,750,000

Net loss	-	-	-	(7,771,913)	(7,771,913)

Balance, July 31, 2011 (audited)	27,053,138	$27,052	$8,482,736	$(8,550,356)	$(40,568)
Net loss	-	-	-	(2,956)	(2,956)
Balance, October 31, 2011	27,053,138	$27,052	$8,482,736	$(8,553,312)	$(43,524)

The accompanying notes are an integral part of these financial statements.
Bold Energy, Inc.
(fka Global Club, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOW
Unaudited
Cumulative results
3 months	3 months	from inception
ended	ended	(June 27, 2008) to
October 31, 2011	October 31, 2010	October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,956)	$(8,938)	$(7,829,062)
Adjustment to reconcile net loss to net cash
used in operating activities:
Non-cash net gain on settlement	-	-	(5,000)
Depreciation	198	178	1,504
Stock based compensation	-	-	15,000
Financing cost	-	-	7,723,256
Change in operating assets and liabilities:
Increase in accrued interest	62	-	1,806
Increase in accounts payable and accrued expenses	1,042	396	13,532
NET CASH USED IN OPERATING ACTIVITIES	(1,654)	(8,364)	(78,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets	-	-	(3,182)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(3,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	15,750
Redemption of common stock	-	-	30,000
Payment made to unrelated party	-	-	-
Due to related party	-	-	39,155
NET CASH PROVIDED BY FINANCING ACTIVITIES
-	-	84,905

NET INCREASE (DECREASE) IN CASH	(1,654)	(8,364)	2,759

CASH, BEGINNING OF PERIOD	4,413	13,156	-

CASH, END OF PERIOD	$2,759	$4,792	$2,759

Supplemental cash flow information and noncash financing activities:
Non cash transactions
Cancellation of shares	$-	$-	$689,892

Forgiveness of debt from former director	$-	$-	$4,788
Settlement of debt and accrued interest by issuance of stock	$-	$-	$26,744

The accompanying notes are an integral part of these financial statements.

F-4

Bold Energy, Inc.
(fka Global Club, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 –FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2011 audited financial statements.  The results of operations for the periods ended October 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

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

F-5

Bold Energy, Inc.
(fka Global Club, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $7,829,062 as of October 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of October 31, 2011 the Company received advances from a Director in the amount of $34,429, to pay for general operating expenses.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 5 - RECLASSIFICATION: STOCK SPLIT ADJUSTMENT

Effective March 23, 2011, the President voluntarily cancelled 27,594,000 shares of her outstanding common stock of the Company which were cancelled and returned to the pool of the Company’s authorized and unissued shares of common stock.  These cancelled shares were previously recorded in the financials at a total of pre split 689,850,000.  Since the shares under this agreement have been cancelled without the exchange of consideration to reduce number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement in substance a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retroactively as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

NOTE 6 – CAPITAL STOCK

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

On May 12, 2011 the company issued an aggregate of 25,000,000 common shares to various stockholders @$0.31 per share.  The shares were issued as repayment of $25,000 of principal due to the stockholders and 7,725,000 as finance cost.  The accrued interest to date was forgiven by the lenders.

In addition on May 12, 2011, the company issued 48,388 shares @$0.31 per share to Ms. Eden Clark as compensation for services rendered.

As of July 31, 2011, there are a total of 27,053,138 shares of common stock outstanding.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of October 31, 2011, we had $2,759 cash on hand.  We incurred operating expenses in the amount of $2,894 during the quarter ended October 31, 2011.  These operating expenses were comprised of professional fees and general and administrative expenses.

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

5

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

Results of Operations for the Period From Inception (June 27, 2008) to October 31, 2011 and for the Three Months Ended October 31, 2011

Lack of Revenues

We are a development stage company with limited operations since our inception on June 27, 2008 to October 31, 2011.  We have not generated any revenues.  As of October 31, 2011, we had total assets of $4,437 and total liabilities of $47,961.  Since our inception to October 31, 2011, we have accumulated a deficit of $8,553,312.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $109,000 since our inception on June 27, 2008 to October 31, 2011, including $46,981 in general and administrative expenses and $62,019 in professional fees (including accounting, auditing and legal fees).

Our total expenses decreased by $5,665 to $2,894 for the three months ended October 31, 2011 from $8,559 for the three months ended October 31, 2010.  For the three months ended October 31, 2011, total expenses were comprised of $2,353 in general and administrative expenses and $541 in professional fees.

For the three months ended October 31, 2010 our total expenses of $8,559 consisted of $4,148 in general and administrative expenses and $4,411 in professional fees.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on June 27, 2008 to October 31, 2011, we have incurred a net loss of $7,829,062.  For the three months ended October 31, 2011, we incurred a net loss of $2,956 compared to a net loss of $8,938 for the same period in 2010, which is a decrease in net loss of $5,982 between the two periods resulting from decreased general and administrative expense and professional fees for the three months ended October 31, 2011.

6

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended July 31, 2011, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended July 31, 2011.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures.

Not applicable.

7

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