Form 10-Q
period 2012-01-31
BOLD ENERGY INC.
filed 2012-05-10
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer  o      Accelerated filer  o     Non-accelerated filer  o     Smaller reporting company ☑

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

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of Bold Energy, Inc. (the “Company”, “Bold Energy”, “we”, “our”, “us”) follow.  All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Financial Statements of Bold Energy, Inc., should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 2011.  Significant accounting policies disclosed therein have not changed.

3

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

4

BOLD ENERGY INC. (fka Global Club Inc.) (A Development Stage Company) BALANCE SHEETS
	January 31, 2012	July 31, 2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash	$2,450	$4,413
TOTAL CURRENT ASSETS	2,450	4,413

OTHER ASSETS
Web design, net	1,479	1,876
TOTAL OTHER ASSETS	1,479	1,876
TOTAL ASSETS	$3,929	$6,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,376	$7,491
Due to related party	44,389	34,366
TOTAL CURRENT LIABILITIES	51,765	41,857

LONG TERM LIABILITIES
Loans	5,000	5,000
TOTAL LIABILITIES	56,765	46,857

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
27,053,138 shares of common stock	$27,052	$27,052
Additional paid in capital	8,482,736	8,482,736
Deficit accumulated during the development stage	(8,562,624)	(8,550,356)
TOTAL STOCKHOLDER'S DEFICIT	$(52,836)	$(40,568)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$3,929	$6,289

The accompanying notes are an integral part of these financial statements.

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

REVENUE	$-	$ -	$ -	$ -	$ -

EXPENSES
Office and General	1,855	2,339	4,208	6,487	48,837
Professional fees	7,394	4,040	7,935	8,451	69,412
Total expenses	9,249	6,379	12,143	14,938	118,249

Other Income (expense)
Interest expense and financing cost	(62)	(378)	(125)	(757)	(7,725,125)
Gain on debt forgiveness	-	-	-	-	5,000
Total other income (expense)	(62)	(378)	(125)	(757)	(7,720,125)

NET LOSS	$ (9,311)	$ (6,757)	$ (12,268)	$ (15,695)	$ (7,838,,374)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	27,053,138	2,004,750	27,053,138	2,004,750

The accompanying notes are an integral part of these financial statements

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM INCEPTION (JUNE 27, 2008) TO JANUARY 31, 2012

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (June 27, 2008)
Common stock issued for cash at $0.005
per share on July 22, 2008	906,000	$906	$711,594	$(707,750)	$4,750

Net loss				(2,723)	(2,723)

Balance, July 31, 2008 (audited)	906,000	906	711,594	(710,473)	2,027
Common stock issued for cash at $0.006
per share on April 23, 2009	900,000	900	21,600	(16,500)	6,000

Net loss				(12,801)	(12,801)

Balance, July 31, 2009 (audited)	1,806,000	$1,806	$733,194	$(739,774)	$(4,774)

Forgiveness of debt from former			4,788		4,788
director (officer)

Common stock issued for cash at $0.025
per share on April 6, 2010	200,000	200	4,800		5,000

Cancellation of Stock Redeemed at $0.001
per share on July 15, 2010	(1,250)	(2)	2		-

Net loss				(38,669)	(38,669)

Balance, July 31, 2010 (audited)	2,004,750	$2,004	$742,784	$(778,443)	$(33,655)

Common stock issued for services at $0.31 per share on May 12, 2011	48,388	48	14,952		15,000

Common stock issued as loan repayment at $0.001 per share on May 12, 2011	25,000,000	25,000	7,725,000		7,750,000

Net loss				(7,771,913)	(7,771,913)

Balance, July 31, 2011 (audited)	27,053,138	$27,052	$8,482,736	$(8,550,356)	$(40,568)
Net loss	-	-	-	(12,268)	(12,268)
Balance, January 31, 2012	27,053,138	$27,052	$8,482,736	$(8,562,624)	$(52,836)

The accompanying notes are an integral part of these financial statements

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			results from
	Six months	Six months	Inception
	ended	ended	(June 27, 2008) to
	January 31, 2012	January 31, 2011	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,268)	$(15,695)	$(7,838,374)
Adjustment to reconcile net loss to net cash
used in operating activities:
Non-cash net gain on settlement	-	-	(5,000)
Depreciation	397	377	1,703
Stock based compensation			15,000
Interest and financing cost			7,723,256
Change in operating assets and liabilities:
Increase in accrued interest	63	-	1807
Increase (decrease) in accounts payable and accrued expenses	(178)	1,216	12,312
NET CASH USED IN OPERATING ACTIVITIES	(11,986)	(14,102)	(89,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets	-	-	(3,182)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(3,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	15,750
Redemption of common stock	-	-	30,000
Payment made to unrelated party	-	-	-
Due to related party	10,023	3,277	49,178
NET CASH PROVIDED BY FINANCING ACTIVITIES
	10,023	3,277	94,928

NET INCREASE ( DECREASE) IN CASH	(1,963)	(10,825)	2,450

CASH, BEGINNING OF PERIOD	4,413	13,156	-

CASH, END OF PERIOD	$2,450	$2,331	$2,450

Supplemental cash flow information and noncash financing activities:
Non cash transactions:
Cancellation of shares	$-	$-	$689,892

Forgiveness of debt from former director	$-	$-	$4,788
Settlement of debt and accrued interest by issuance of stock	-	-	26,744
The accompanying notes are an integral part of these financial statements.

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2012

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2011 audited financial statements.  The results of operations for the periods ended January 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full year.

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

January 31, 2012

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The Company has incurred losses since inception resulting in an accumulated deficit of $7,838,374 as of January 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

BOLD ENERGY INC.

(fka Global Club Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

January 31, 2012

NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2012 the Company received advances from Director, Eden Clark and shareholder, Dos Lagos Ltd. in the amount of $44,389, to pay for general operating expenses.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

January 31, 2012

NOTE 6 – CAPITAL STOCK (continued)

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of January 31, 2012, we had $2,450 of cash on hand.  We incurred operating expenses in the amount of $9,249 during the quarter ended January 31, 2012.  These operating expenses were comprised of general and administrative expenses and professional fees.

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

5

Results of Operations for the Period From Inception (June 27, 2008) to January 31, 2012 and for the Three Months Ended January 31, 2012

Lack of Revenues

We are a development stage company with limited operations since our inception on June 27, 2008 to January 31, 2012.  We have not generated any revenues.  As of January 31, 2012, we had total assets of $3,929 and total liabilities of $56,765.  Since our inception to January 31, 2012, we have accumulated a deficit of $8,562,624.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $118,249 since our inception on June 27, 2008 to January 31, 2012, including $48,837 in general and administrative expenses and $69,412 in professional fees (including accounting, auditing and legal fees).

Our total expenses increased by $2,870 to $9,249 for the three months ended January 31, 2012 from $6,379 for the three months ended January 31, 2011.  For the three months ended January 31, 2012, total expenses were comprised of $1,855 in general and administrative expenses and $7,394 in professional fees.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on June 27, 2008 to January 31, 2012, we have incurred a net loss of $7,838,374.  For the three months ended January 31, 2012, we incurred a net loss of $9,311 compared to a net loss of $6,757 for the same period in 2011, which is an increase in net loss of $2,554 between the two periods resulting from increased general and administrative expense and professional fees for the three months ended January 31, 2012.

Results of Operations for the Six Months Ended January 31, 2012

Lack of Revenues

We have not generated any revenues as of January 31, 2012.

6

Expenses

For the six months ended January 31, 2012, our total expenses decreased by $2,795 to $12,143 from $14,938 for the six months ended January 31, 2011.  For the six months ended January 31, 2012, total expenses were comprised of $4,208 in general and administrative expenses, and $7,935 in professional fees.

Net Loss

For the six months ended January 31, 2012, we incurred a net loss of $12,267 compared to a net loss of $15,695 for the same period in 2011, which is a decrease in net loss of $3,428 between the two periods resulting from decreased general and administrative expenses and professional fees for the six months ended January 31, 2012.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended July 31, 2011, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended July 31, 2011.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

7

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