Form 10-K/A
period 2011-07-31
BOLD ENERGY INC.
filed 2012-06-12
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No.1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011 which the Registrant previously filed with the Securities and Exchange Commission on May 10, 2012 (the “Original Filing”).  The Registrant is filing this Amendment to include the auditor’s report as Exhibit 23.1 which was inadvertently omitted from the Original Filing.  In addition, the Company is including the results of its assessment of internal control over financial reporting as of July 31, 2011 as well as updating the exhibits to the Original Filing.

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

Item 8.  Financial Statements

BOLD ENERGY INC.

(A Development Stage Company)

Audited

July 31, 2011

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bold Energy, Inc

Carson City, Nevada

We have audited the accompanying balance sheets of Bold Energy, Inc. (A Development Stage Company) (the “Company”) as of July 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (June 27, 2008) to July 31, 2011.  Bold Energy, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bold Energy, Inc. (A Development Stage Company) as of July 31, 2011 and 2010 and the results of its operation and its cash flow for the year then ended and from inception (June 27, 2008) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

April 24, 2012

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of July 31, 2011 due to a lack of qualified accounting personnel and an overreliance on consultants in the accounting and financial statement close process.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in our financial reporting process and we utilize outside third party consultants.  We do not have a separately designated audit committee.  This weakness is due to our lack of excess working capital to hire additional staff.  To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BOLD ENERGY INC.

By: /s/ Eden Clark
Date: June 12, 2012	Eden Clark
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eden Clark	President, Chief Executive	June 12, 2012
Eden Clark	Officer, Chief Financial Officer, Director, Secretary, Treasurer

