Form 10-Q
period 2012-04-30
BOLD ENERGY INC.
filed 2012-07-10
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 9, 2012 the registrant had 57,053,138 shares of common stock outstanding.

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

3

BOLD ENERGY INC.

(fka Global Club, Inc.)

(A Development Stage Company)

 (Express in U.S. Dollars)

4

Bold Energy Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)
BALANCE SHEETS Unaudited

	April 30, 2012	July 31, 2011

ASSETS

CURRENT ASSETS
Cash	$6,599	$4,413
Prepaid expenses	1,950,000	-
TOTAL CURRENT ASSETS	1,956,599	4,413

OTHER ASSETS
Web design, net	1,280	1,877
TOTAL OTHER ASSETS	1,280	1,877
TOTAL ASSETS	$1,957,879	$6,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,686	$7,491
Due to related party	56,087	34,367
Loans	5,000	-
TOTAL CURRENT LIABILITIES	69,773	41,858

LONG TERM LIABILITIES
Loans	-	5,000
TOTAL LIABILITIES	$69,773	$46,858

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
57,053,138 shares of common stock	57,052	27,052
Additional paid in capital	12,352,736	8,482,736
Deficit accumulated during the development stage	(10,521,682)	(8,550,356)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$1,888,106	$(40,568)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$1,957,879	$6,290

The accompanying notes are an integral part of these financial statements.

Bold Energy Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(June 27, 2008) to
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011	April 30, 2012
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

EXPENSES

Office and general	1,953,980	3,446	1,958,188	9,934	2,002,817
Professional Fees	5,016	3,683	12,951	12,134	74,428
Total expenses	1,958,996	7,129	1,971,139	22,068	2,077,245
Total loss	(1,958,996)	(7,129)	(1,971,139)	(22,068)	(2,077,245)
Other income (expense)
Interest expense & financing cost	(62)	(373)	(187)	(1,130)	(7,725,187)
Gain on debt forgiveness	-	-	-	-	5,000
Total other income (expense)	(62)	(373)	(187)	(1,130)	(7,720,187)

NET LOSS	$(1,959,058)	$(7,502)	$(1,971,326)	$(23,198)	$(9,797,432)

BASIC LOSS PER COMMON SHARE
	$(0.07)	$-	$(0.07)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	28,386,471	2,004,326	27,491,094	2,004,326

The accompanying notes are an integral part of these financial statements.

Bold Energy Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (June 27, 2008) to April 30, 2012
Unaudited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (June 27, 2008)
Common stock issued for cash at $0.005
per share on July 22, 2008	906,000	$906	$711,594	$(707,750)	$4,750

Net loss				(2,723)	(2,723)

Balance, July 31, 2008 (audited)	906,000	906	711,594	(710,473)	2,027
Common stock issued for cash at $0.006
per share on April 23, 2009	900,000	900	21,600	(16,500)	6,000

Net loss				(12,801)	(12,801)

Balance, July 31, 2009 (audited)	1,806,000	$1,806	$733,194	$(739,774)	$(4,774)

Forgiveness of debt from former			4,788		4,788
director (officer)

Common stock issued for cash at $0.025
per share on April 6, 2010	200,000	200	4,800		5,000

Cancellation of Stock Redeemed at $0.001
per share on July 15, 2010	(1,250)	(2)	2		-

Net loss				(38,669)	(38,669)

Balance, July 31, 2010 (audited)	2,004,750	$2,004	$742,784	$(778,443)	$(33,655)

Common Stock issued for services at $0.31 per share on May 12, 2011	48,388	48	14,952		15,000

Common Stock issued as loan repayment
at $0.31 per share on May 12, 2011	25,000,000	25,000	7,725,000		7,750,000

Net loss				(7,771,913)	(7,771,913)

Balance, July 31, 2011(audited)	27,053,138	$27,052	$8,482,736	$(8,550,356)	$(40,568)
Common Stock issued for services at $0.13 Per share on April 27, 2012	30,000,000	30,000	3,870,000	-	3,900,000

Net Loss				(1,971,326)	(1,971,326)

Balance, April 30, 2012	57,053,138	$57,052	$12,352,736	$(10,521,682)	$(1,888,106)

The accompanying notes are an integral part of these financial statements.

Bold Energy Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOW
Unaudited
			Cumulative
			results from
	Nine months	Nine months	Inception (June 27, 2008)
	ended	ended	to
	April 30, 2012	April 30, 2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,971,326)	$(23,198)	$(9,797,432)
Adjustment to reconcile net loss to net cash
used in operating activities:
Non-cash net gain on settlement	-	-	(5,000)
Depreciation	597	576	1,903
Stock based compensation	1,950,000	-	1,965,000
Interest & financing cost			7,723,256
Change in operating assets and Liabilities:
Increase in accrued interest	187	-	1,930
Increase(decrease) in accounts payable and accrued expenses	1,008	210	13,498
NET CASH USED IN OPERATING ACTIVITIES	(19,534)	(22,412)	(96,845)

CASH FLOWS FROM INVESTING ACTIVITIES
Web Design	-	-	(3,182)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(3,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	15,750
Redemption of common stock	-	-	30,000
Due to related party	21,720	13,267	60,876
NET CASH PROVIDED BY FINANCING ACTIVITIES
	21,720	13,267	106,626

NET INCREASE ( DECREASE) IN CASH	2,186	(9,146)	6,599

CASH, BEGINNING OF PERIOD	4,413	13,156	-

CASH, END OF PERIOD	$6,599	$4,010	$6,599

Supplemental cash flow information of non-cash financing activities:

Cancellation of shares	$-	$-	$689,892

Forgiveness of debt from former director	$-	$-	$4,788

Shares issued related to prepaid expenses	$1,950,000	$-	$1,950,000

The accompanying notes are an integral part of these financial statements.

Bold Energy Inc.

(Fka: Global Club, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s July 31, 2011 audited financial statements.  The results of operations for the periods ended April 30, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of April 30, 2012, the Company received advances from a Director in the amount of $56,087, to pay for general operating expenses.  The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

As of April 27, 2012, the Company issued a total of 30,000,000 shares to the President and Secretary for the services provided from February 1, 2012 to July 31, 2012 for a total value of $3,900,000.

As of April 30, 2012 there are a total of 57,053,138 shares of common stock outstanding.

As of April 30, 2012, the Company has not granted any stock options

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of April 30, 2012, we had $6,599 of cash on hand.  We incurred operating expenses in the amount of $1,958,996 during the quarter ended April 30, 2012.  These operating expenses were comprised of general and administrative expenses and professional fees.

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

4

Results of Operations for the Period From Inception (June 27, 2008) to April 30, 2012 and for the Three Months Ended April 30, 2012

Lack of Revenues

We are a development stage company with limited operations since our inception on June 27, 2008 to April 30, 2012.  We have not generated any revenues.  As of April 30, 2012, we had total assets of $1,957,879 and total liabilities of $69,773.  Since our inception to April 30, 2012, we have accumulated a deficit of $10,521,682.  We anticipate that we will continue to incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $2,077,245 since our inception on June 27, 2008 to April 30, 2012, including $2,002,817 in general and administrative expenses and $74,428 in professional fees (including accounting, auditing and legal fees).

Our total expenses increased by $1,951,867 to $1,958,996 for the three months ended April 30, 2012 from $7,129 for the three months ended April 30, 2011.  For the three months ended April 30, 2012, total expenses were comprised of $1,953,980 in general and administrative expenses and $5,016 in professional fees.

The types of expenses that we may categorize as general and administrative expenses include foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank charges, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Net Loss

Since our inception on June 27, 2008 to April 30, 2012, we have incurred a net loss of $9,797,432.  For the three months ended April 30, 2012, we incurred a net loss of $1,959,058 compared to a net loss of $7,502 for the same period in 2011, which is an increase in net loss of $1,951,556 between the two periods resulting from greatly increased office and general expenses for the three months ended April 30, 2012.

Results of Operations for the Nine Months Ended April 30, 2012

Lack of Revenues

We have not generated any revenues as of April 30, 2012.

Expenses

For the nine months ended April 30, 2012, our total expenses increased by $1,949,071 to $1,971,139 from $22,068 for the nine months ended April 30, 2011.  For the nine months ended April 30, 2012, total expenses were comprised of $1,958,188 in general and administrative expenses, and $12,951 in professional fees.

Net Loss

For the nine months ended April 30, 2012, we incurred a net loss of $1,971,326 compared to a net loss of $23,198 for the same period in 2011, which is an increase in net loss of $1,948,128 between the two periods resulting from greatly increased office and general expenses for the nine months ended April 30, 2012.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended July 31, 2011, the sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

We have not yet implemented any of the recommended changes to internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended July 31, 2011.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures.

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

6

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

Bold Energy Inc.

By: /s/ Eden Clark
Date: July 9, 2012	Eden Clark
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

7