Form 10-K/A
period 2011-07-31
BOLD ENERGY INC.
filed 2012-08-23
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report Amendment No. 1 on Form 10-K/A for the fiscal year ended July 31, 2011 which the Registrant previously filed with the Securities and Exchange Commission on June 12, 2012 (the “Original Filing”).  The Registrant is filing this Amendment to correct Exhibit 31.1.

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

BOLD ENERGY INC.

By: /s/ Eden Clark
Date: August 22, 2012	Eden Clark
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eden Clark	President, Chief Executive Officer,	August 22, 2012
Eden Clark	Chief Financial Officer, Director, Secretary, Treasurer

