Form 10-K
period 2012-07-31
BOLD ENERGY INC.
filed 2012-11-13
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

Commission File Number: 000-54816

BOLD ENERGY INC.

Nevada	26-2940624
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

112 North Curry Street

Carson City, Nevada 89703

(775) 333-1198

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

As of October 18, 2012, there were 57,053,138 shares of the registrant’s Common Stock issued and outstanding.

BOLD ENERGY INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Bold Energy Inc. (“Bold Energy”, “we”, the “Company”) was incorporated in the State of Nevada as a for-profit company on June 27, 2008 and established a fiscal year end of July 31. We are a development stage company that intends to develop a wide range loyalty program based on “Global Club points” awarded for all purchases made in associated establishments. These points will be exchangeable for products, trips or discounts. We intend to partner with various retailers, so that the cardholders will be able to collect points on their everyday expenses, such as in grocery shops, gas stations, restaurants, electronic stores, travel agencies, etc.

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

General Overview

Global Club is a new concept of a traditional loyalty program. The concept is simple: on every purchase it will be awarded points to be printed on a card. These points can be exchanged for products, such as video-games, gift cards, trips, etc., according to the number of points on the card: more points, better prize. We intend to have a wide variety of partners so that the cardholders will be able to collect points on their everyday expenses from a broad selection of retailers, such as grocery shops, gas stations, restaurants, electronic stores, travel agencies, etc.

We intend to begin initial operations by purchasing a limited number of samples of the RW Terminal and PET cards in order to develop and test our system. Once we obtain these samples, we plan to hire hi-tech consultants to develop the software to run the systems. Once our system is operational, we expect to start our marketing efforts. We will then develop our website, www.globalclubloyalty.com, and contact possible partners.

PET Card

An important part of the program will be a recyclable PET card that is similar in size to a debit/credit PVC card, but thinner (0.22mm). The card will be color printed by applying special UV (ultra-violet) inks in thin (less than 0.04 mm) coats with our logo and a serial number on the face and product information on the obverse side. The obverse side of the card will also contain a magnetic layer upon which the information (data) about the customer, including his accumulated points will be recorded by a specialized device, called the “Readwriter Terminal.” The points will be printed thermally in a way that the magnetic reader head of the terminal will read the information recorded on it. In addition, we could also use face side of card for advertising and product promotions.

The estimated cost price is US$0.80 per unit.

Read Writer Terminal – RWT

We intend to import this equipment from a specialized company from Japan. We expect that this company will be able to manufacture this equipment according to our design specifications. We expect to install terminals in each venue that is a part of the Global Club. The terminal is the technology that we expect to use as a means to recognize each card and print the points on it after each of the cardholder’s transactions.

At the present time, we have not made any arrangements to raise additional cash. We will need additional cash, but if we are unable to raise the necessary level of funding, we will either have to suspend marketing operations until we do raise the cash necessary to continue our business plan or we will have to cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we do not have enough funding, we will cease our development and/or marketing activities until we raise enough funds to continue. If we fail in any phase of our business plan, it would become more difficult to raise capital because such failures discourage additional investment. As a consequence, if we cannot secure additional funding, we will have to cease operations and our current investors may lose their entire investment.

Plan of Operation

We plan to begin initial operations by purchasing a limited number of samples of the RW Terminal from a Japanese company that specializes in the manufacture of this product. We also plan to obtain a limited number of PET cards as well. Once we are able to secure samples of the RW Terminal and the PET cards, we expect to be able to begin developing and testing our system. We expect to complete this stage after we are able to raise enough capital to implement our plan of operations.

After acquiring the RW Terminals and PET cards, we plan to hire hi-tech consultants to develop the software to run the systems. We intend to use the terminals and cards acquired prior to this stage to test the system and make any necessary adjustments to the software so that it runs to our specifications.

Once our system is operational, we expect to begin our marketing efforts. We will develop our website, www.globalclubloyalty.com, and contact malls, grocery stores, gas stations and other retailers to be our partners. We intend to be fully operational once we are able to raise enough capital to implement our plan of operations.

We plan on charging a monthly rental fee that will include the maintenance of the equipment. The Company also plans to generate revenue by charging approximately US$0.01 for each issued point and by selling advertisement space on the cards. The consumer will not pay bear any additional costs for the points because these costs will be already included in the final price of the product. In addition, we may also sell specially designed PET cards as collector’s items.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. Initially, weintend to hire sales representatives on a commission-only basis to in order to minimize administrative and labor costs overhead . We plan to use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or any significant equipment during the next twelve months.

Research and Development

We have not spent any money on research and development activities during the year ended July 31, 2012. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations.”

Recent Developments

The Company has evaluated its developments over the fiscal year and has determined that there are no events to disclose because we have not had any significant business developments since the date of our last annual report.

Employees and Employment Agreements

At present, we do not have any employees other than our officer and director, Eden Clark and our Secretary, Patrick De Blois. Ms. Clark currently devotes approximately 10 to15 hours a week to our business. Mr. DeBlois currently devotes approximately 5 hours a week to our business. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

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

The following table sets forth the high and low closing prices quoted on the Over the Counter Bulletin Board for the last two fiscal years, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

Fiscal Year Ending July 31, 2012
Quarter Ended	High $	Low $
July 31, 2012	.15	.13
April 30, 2012	.55	.13
January 31, 2012	.61	.52
October 31, 2011	.55	.31

Fiscal Year Ending July 31, 2011
Quarter Ended	High $	Low $
July 31, 2011	30.00	0.31
April 30, 2011	30.00	1.20
January 31, 2011	1.95	1.95
October 31, 2010	1.95	1.95

Number of Holders

As of October 18, 2012, 57,053,138 issued and outstanding shares of common stock were held by a total of 171 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2012 and 2011. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future. We issued a share dividend of 149 shares for every share owned as of March 23, 2010

Recent Sales of Unregistered Securities

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

This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our July 31, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance the Company additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “July 31, 2012 Audited Financial Statements – Report of Independent Registered Public Accounting Firm.”

Management believes that the amount of cash on hand and in the bank on behalf of Bold Energy will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by obtaining additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Bold Energy is unsuccessful in raising additional funding through a private placement offering, it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Bold Energy having to seek capital from other sources, such as debt financing, which may not even be available to the company. However, if we were able to obtain such financing, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate because we are a development stage company with no operations to date. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth as well as manage its debt. If Bold Energy cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors in Bold Energy common stock would lose all of their investment.

The development and marketing of our products will start over the next 12 months. Bold Energy does not anticipate obtaining any additional products or services.

Results of Operations

We did not generate any revenues for the fiscal year ended July 31, 2012 nor did we generate any revenues for the fiscal year ended July 31, 2011. We incurred operating expenses of $3,941,359 and $47,486, respectively, for the fiscal years ended July 31, 2012 and July 31, 2011.

Our comprehensive net loss for the fiscal year ended July 31, 2012 was $3,941,613 compared to $7,771,913 for the fiscal year ended July 31, 2011. Since the date of inception, we have incurred a comprehensive net loss of $11,767,719. We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and we intend to fund the expenditures through equity and/or debt financing. There can be no assurance that financing will be available to the Company on acceptable terms, if at all.

Liquidity and Capital Resources

At July 31, 2012, we had $293 in cash in the bank.

Our accounts payable at July 31, 2012 was $11,518 and loan payable at July 31, 2012 was $72,037.

Our stockholders' deficit was (82,181) at July 31, 2012, as compared to ($40,568) at July 31, 2011.

In the next 12 months, we do not intend to expend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not anticipate any material commitments for capital expenditures in the near term. While we continue to work towards 100% capacity, we feel that current cash on hand is insufficient to satisfy our cash requirements. If we are unable to continue to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain the funds necessary to sustain operations, including equity and/or debt financing. There can be no assurance that financing will be available to the Company on acceptable terms, if at all.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors and our ability to manage growth. We are not able to offer any assurances that we will be able to generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional funds during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate. The results of this evaluation will form the basis of our judgments about the carrying values of our assets and liabilities, which are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported. Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on our current financial statements.

Because we are a small, development stage company with only one director, we have not yet appointed an audit committee or any other committee of our Board of Directors.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bold Energy Inc.

We have audited the accompanying balance sheets of Bold Energy Inc.(A Development Stage Company) (the “Company”) as of July 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for each of the years then ended and for the period from inception (June 27, 2008) through July 31, 2012. Bold Energy Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bold Energy Inc. (A Development Stage Company) as of July 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years then ended and for the period from inception (June 27, 2008) through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

November 12, 2012

BOLD ENERGY INC.

(fka: Global Club, Inc.)

(A Development Stage Company)

Audited

July 31, 2012 and 2011

Bold Energy, Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)
BALANCE SHEETS
Audited
	July 31, 2012	July 31, 2011

ASSETS

CURRENT ASSETS
Cash	$293	$4,413

TOTAL CURRENT ASSETS	-	4,413

OTHER ASSETS
Web design, net	1,081	1,877
TOTAL OTHER ASSETS	1,081	1,877
TOTAL ASSETS	$1,374	$6,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,518	$7,491
Loans	5,000	-
Due to related party	67,037	34,367
TOTAL CURRENT LIABILITIES	83,555	41,858

LONG TERM LIABILITIES
Loans	-	5,000
TOTAL LIABILITIES	83,555	46,858

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
57,053,138 shares of common stock (27,053,138 at July 31, 2011)	$57,052	$27,052
Additional Paid in Capital	12,352,736	8,482,736
Deficit accumulated during the development stage	(12,491,969)	(8,550,356)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(82,181)	$(40,568)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$1,374	$6,290
The accompanying notes are an integral part of these financial statements. F-1

Bold Energy, Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(June 27, 2008) to
	July 31, 2012	July 31, 2011	July 31, 2012
REVENUE

Revenues	$-	$-	$-
Total revenues	-	-	-

EXPENSES

Office and general	$(8,304)	$(29,330)	$(69,781)
Director and consulting fee	(3,906,000)	-	(3,906,000)
Professional Fees	(27,055)	(18,156)	(71,684)
Total expenses	(3,941,359)	(47,486)	(4,047,465)

Other income (expense)
Interest expense & financing cost	(254)	(7,724,427)	(7,725,254)
Gain on debt forgiveness	-	-	5,000
Total other income (expense)	(254)	(7,724,427)	(7,720,254)

NET LOSS	$(3,941,613)	$(7,771,913)	$(11,767,719)

BASIC LOSS PER COMMON SHARE
	$(0.11)	$(1.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	34,920,990	7,494,384

The accompanying notes are an integral part of these financial statements

Bold Energy, Inc. (fka: Global Club, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
From inception (June 27, 2008) to July 31, 2012
Audited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (June 27, 2008)
Common stock issued for cash at $0.001
per share on July 22, 2008	906,000	$906	$711,594	$(707,750)	$4,750

Net loss				(2,723)	(2,723)

Balance, July 31, 2008	906,000	906	711,594	(710,473)	2,027
Common stock issued for cash at $0.04
per share on April 23,2009	900,000	900	21,600	(16,500)	6,000

Net loss				(12,801)	(12,801)

Balance, July 31, 2009	1,806,000	$1,806	$733,194	$(739,774)	$(4,774)
Forgiveness of debt from former			4,788		4,788
director (officer)

Common stock issued for cash at $0.001
per share on April 6,2010	200,000	200	4,800		5,000

Cancellation of Stock Redeemed at $0.001
per share on July 15, 2010	(1,250)	(2)	2		-

Net loss				(38,669)	(38,669)

Balance, July 31, 2010	2,004,750	$2,004	$742,784	$(778,443)	$(33,655)
Common Stock issued for services
at $0.001 per share on May 12,2011	48,388	48	14,952		15,000

Common Stock issued as loan repayment
at $0.001 per share on May 12,2011	25,000,000	25,000	7,725,000		7,750,000

Net loss				(7,771,913)	(7,771,913)

Balance, July 31, 2011	27,053,138	$27,052	$8,482,736	$(8,550,356)	$(40,568)
Common Stock issued for services at $0.13
per share on April 27, 2012	30,000,000	30,000	3,870,000		3,900,000

Net Loss				(3,941,613)	(3,941,613)

Balance, July 31, 2012	57,053,138	$57,052	$12,352,736	$(12,491,969)	$(82,181)

The accompanying notes are an integral part of these financial statements

Bold Energy, Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOW
Audited
			Cumulative
			results from
	Year	Year	June 27, 2008
	ended	ended	(inception date) to
	July 31, 2012	July 31, 2011	July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,941,613)	$(7,771,913)	$(11,767,719)
Adjustment to reconcile net loss to net cash
used in operating activities:
Non-cash net gain on settlement	-		(5,000)
Stock based compensation	3,900,000	(15,000)	3,915,000
Depreciation	796	775	2,102
Interest & financing cost		7,723,256	7,723,256
Change in operating assets and Liabilities:
Increase(decrease) in Accounts payable and accrued expenses	4,027	872	18,261
NET CASH USED IN OPERATING ACTIVITIES	(36,790)	(32,010)	(114,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Web Design	-	-	(3,182)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(3,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	15,750
Redemption of common stock	-	-	30,000
Due to related party	32,670	23,267	71,825
NET CASH PROVIDED BY FINANCING ACTIVITIES
	32,670	23,267	117,575

NET INCREASE (DECREASE) IN CASH	(4,120)	(8,743)	293

CASH, BEGINNING OF PERIOD	4,413	13,156	-

CASH, END OF PERIOD	$293	$4,413	$293
Supplemental cash flow information and noncash financing activities:
Cash paid for:
Cancellation of shares	$-	$-	$689,892

Forgiveness of debt from former director	$-	$-	$4,788

Shares issued related to prepaid expenses	$-	$26,774	$26,774

The accompanying notes are an integral part of these financial statements

Bold Energy, Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)
NOTES TO THE AUDITED FINANCIAL STATEMENTS

July 31, 2012

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

NOTE 3 – GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception to July 31, 2012 of $11,767,719. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
NOTE 4 – RELATED PARTY TRANSACTIONS
As of July 31, 2012 the Company received advances from a Director in the amount of $67,037, to pay for general operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

On March 2, 2010, the Company affected a 150:1 forward split of the Company's stock through the issuance of a stock dividend for each share outstanding as of March 23, 2010.

On March 2, 2010, the President of the Company requested that the Company cancel 27,594,000 common shares that she owns in her own name. The President now owns 906,000 common shares after the cancellation as on March 2, 2010..

On April 6, 2010, the Company issued an aggregate of 200,000 common shares to various stockholders at $0.025 per share for $5,000.

On July 15, 2010, various stockholders requested that the Company cancel 1,250 common shares.

On March 31, 2011, the Company affected a 1 for 25 reverse split of the Company's issued and outstanding common stock.

On May 12, 2011 the company issued an aggregate of 25,000,000 common shares to various stockholders @$0.31 per share. The shares were issued as repayment of $25,000 of principal due to the stockholders and 7,725,000 as finance cost. The accrued interest to date was forgiven by the lenders.

In addition on May 12, 2011, the company issued 48,388 shares @$0.31 per share to Ms. Eden Clark as compensation for services rendered valued at $15,000.

During the year ended July 31, 2012, the Company issued 30,000,000 shares to an officer and a director 15,000,000 to each. The shares were valued at $0.13 per share for services rendered through July 31, 2012. As such compensation expense of $3,900,000 was recorded during the year.

As of July 31, 2012, there are a total of 57,053,138 shares of common stock outstanding.

As of July 31, 2012, the Company has not granted any stock options

All references in these financial statements to number of common shares, price per share and weighted number of common shares outstanding prior to 1 for 25 reverse stock split on March 31, 2011 have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

On November 9, 2012, Bold Energy, Inc., a Nevada corporation (the “Company”), entered into a voluntary share exchange transaction with Anio, Ltd., a limited liability company established under the laws of the United Kingdom, which conducts its primary line of business under the name Lot78, Inc. (“Lot78”), pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company and its controlling stockholders, on the one hand, and Lot78 and the stockholders of Lot78 (the “Selling Stockholders”), on the other hand.

At the closing of the transactions contemplated by the Exchange Agreement (the “Closing”), the Company will issue 30,954,388 new shares of its common stock to the Selling Stockholders in exchange for 100% of the currently issued and outstanding capital stock of Lot78. As a result of the Share Exchange Agreement, Lot78 will become the Company’s wholly-owned subsidiary, and the Company will acquire the business and operations of Lot78.

The Exchange Agreement contains customary representations, warranties, and conditions to Closing. The foregoing description of the terms and conditions of the Exchange Agreement and the transactions contemplated thereunder that are material to the Company does not purport to be complete and is qualified in its entirety by reference to the full text of the Exchange Agreement, a copy of which is attached hereto as Exhibit 2.1 and is incorporated by reference into this Annual Report on Form 10-K.

End of Notes to the Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our auditors are De Joya Griffith, LLC, Certified Public Accountants & Consultants, operating from their offices in Henderson, NV. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of July 31, 2012 and as of the date of the filing of this report:

Name	Age	Position(s) Held

Eden Clark	34	President, CEO, Treasurer, Principal Executive Officer, Chairman of the Board of Directors, and Secretary

Patrick DeBlois	36	Secretary

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

Key Employees

None.

Family Relationships

None.

Compliance With Section 16(A) Of The Securities Exchange Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended July 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the fiscal year ended July 31, 2012, and the representations made by the reporting persons to us, we believe that during the fiscal year ended July 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements

Involvement in Certain Legal Proceedings

None.

Audit Committee

We have not established a separately designated standing audit committee. However, the Company intends to establish a new audit committee of the Board of Directors that shall consist of independent directors.  The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee shall at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time, given we are still in the start-up, development stage and have no employees, other than our officers and directors.

Item 11. Executive Compensation.

The following table sets forth the compensation paid to our executive officers during the years ended July 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Eden Clark (1) President, CEO, CFO, Treasurer and Director	2012	0	0	4,650,000	0	0	0	6,000	4,656,000
	2011	0	0	15,000	0	0	0	6,000	21,000
Patrick DeBlois (2) Secretary	2012	0	0	4,650,000	0	0	0	0	4,650,000
	2011	0	0	0	0	0	0	0	0

(1)	Ms. Eden Clark, President, CEO, CFO, Treasurer and sole Director of the Company is paid $500 per month for her time devoted to the Company. Additionally, during the year ended July 31, 2011, the Company issued 48,388 shares to Ms. Eden Clark at $0.31 per share. During the year ended July 31, 2012, the Company issued 15,000,000 shares to Ms. Eden Clark at $0.31 per share.

During the year ended July 31, 2012, the Company issued 15,000,000 shares to Patrick DeBlois at $0.31 per share.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of July 31, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Eden Clark, the sole Director of the Company, receives no extra compensation for her services on our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of July 31, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

As of the date of this report, we had a total of 57,053,138 shares of common stock issued and outstanding, 0 shares issuable upon the exercise of stock purchase options within 60 days, and 0 shares issuable upon the exercise of stock purchase warrants within 60 days. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)(%)
Eden Clark (3) 112 N Curry St. Carson City, NV 89703	Common	15,954,388	27.964%
Patrick DeBlois (4) 112 N Curry St. Carson City, NV 89703	Common	15,000,000	26.291%
All Officers and Directors as a Group	Common	30,954,388	54.255%

(1) The number and percentage of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 57,053,138 common shares issued and outstanding, 0 shares issuable upon the exercise of stock purchase options within 60 days, and 0 shares issuable upon the exercise of stock purchase warrants within 60 days as of the Record Date.

(3) Eden Clark is the Company's President, CEO, CFO, Treasurer and Chairman of the Board of Directors. Her beneficial ownership includes 15,954,388 common shares.

(4) Patrick DeBlois is the Company’s Secretary. His beneficial ownership includes 15,000,000 common shares.

Changes in Control

None.

Item 13. Certain Relationships, Related Transactions and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated, we will file such disclosure in a timely manner with the Commission on the proper form so that any such transaction is available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officers and director and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. Ms. Clark anticipates devoting at a minimum of ten to fifteen percent of her available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accountant Fees and Services

For the fiscal year ended July 31, 2012, we expect to incur approximately $4,500 and in July 31, 2011 we incurred $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended July 31, 2012, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but are not limited to, tax related services, actuarial services or valuation services.

Item 15. Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K; all other exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement filing on the SEC website at www.sec.gov.

Exhibit	Description
Exhibit 2.1	Share Exchange Agreement
Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14
Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLD ENERGY INC.

By: /s/ Eden Clark
Date: November 13 , 2012	Eden Clark
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eden Clark	President, Chief Executive	November 13 , 2012
Eden Clark	Officer, Chief Financial Officer, Director, Secretary, Treasurer