Form 10-K/A
period 2012-07-31
BOLD ENERGY INC.
filed 2012-11-16
CIK 1444275

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

The purpose of this Amendment No. 1 to the Annual Report of Bold Energy Inc. (the “Company”) on Form 10-K for the annual period ended July 31, 2012, filed with the Securities and Exchange Commission on November 13, 2012 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

In addition, due to inadvertent error, the audit report and the footnotes included in the original were not the final version, as such these were amended to conform to the audited information.

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

November 13, 2012

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

July 31, 2012

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Stock-based Compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Stock based compensation for non-employees is accounted for using the Stock Based Compensation Topic of the FASB ASC 505. We use the fair value method for equity instruments granted to non-employees and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

On March 2, 2010, the President of the Company requested that the Company cancel 27,594,000 common shares that she owns in her own name. As a result of the cancelation, the President owns 906,000 common shares on March 2, 2010.

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

In addition on May 12, 2011, the company issued 48,388 shares at $0.31 per share to Ms. Eden Clark as compensation for services rendered valued at $15,000.

During the year ended July 31, 2012, the Company issued 30,000,000 shares to an officer and a director 15,000,000 to each. The shares were valued at $0.13 per share for services rendered through July 31, 2012. As such compensation expense of $3,900,000 was recorded during the year.

As of July 31, 2012, there are a total of 57,053,138 shares of common stock outstanding or warrants.

As of July 31, 2012, the Company has not granted any stock options

All references in these financial statements to number of common shares, price per share and weighted number of common shares outstanding prior to 1 for 25 reverse stock split on March 31, 2011 have been adjusted to reflect this stock split on a retroactive basis, unless otherwise noted.

NOTE 7 - INCOME TAXES

	2012	2011
Cumulative net loss before taxes	$11,767,719	$7,826,106
Income tax expense charged to loss before taxes	-	-

A reconciliation of the expected income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

	2012	2011
Expected income tax expense (benefit)	$(4,118,702)	$(2,739,137)
Share-based payments	4,073,390	2,708,390
Deferred tax asset	(45,312)	(30,748)
Valuation allowance	45,312	30,748
Deferred tax, net of allowance	$ -	$ -

At July 31, 2012 and 2011, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $129,462 and $87,850, respectively, which may be applied against future taxable income, if any, at various times through 2032. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

At July 31, 2012 and 2011, the Company has a deferred tax asset of $45,312 and $30,748 representing the benefit of its net operating loss carry-forward. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The change in the valuation allowance as of July 31, 2012 and 2011 was $14,565 and $11,780, respectively.

Reconciliation between the statutory rate and the effective tax rate is as follows at July 31:

	2012	2011
Federal statutory tax rate	(35.0) %	(35.0) %
Permanent difference and other	35.0%	35.0%
Effective tax rate	- %	- %

NOTE 8 - SUBSEQUENT EVENTS

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

At the closing of the transactions contemplated by the Exchange Agreement (the “Closing”), the Company will issue 30,954,388 new shares of its common stock to the Selling Stockholders in exchange for 100% of the currently issued and outstanding capital stock of Lot78 and Eden Clark and Patrick DeBlois shall irrevocably cancel a total of 30,954,388 restricted shares of common stock of BOLD prior to the Closing Date. As a result of the Share Exchange Agreement, Lot78 will become the Company’s wholly-owned subsidiary, and the Company will acquire the business and operations of Lot78.

The Exchange Agreement contains customary representations, warranties, and conditions to Closing. The foregoing description of the terms and conditions of the Exchange Agreement and the transactions contemplated thereunder that are material to the Company does not purport to be complete and is qualified in its entirety by reference to the full text of the Exchange Agreement, a copy of which was filed on November 13, 2012 as Exhibit 2.1 to the original Annual Report on Form 10-K for the year ended July 31, 2012 and is incorporated by reference into this Amended Annual Report on Form 10-K/A

End of Notes to the Financial Statements

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

Item 11. Executive Compensation.

The following table sets forth the compensation paid to our executive officers during the years ended July 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Eden Clark (1) President, CEO, CFO, Treasurer and Director	2012	0	0	1,950,000	0	0	0	6,000	1,956,000
	2011	0	0	15,000	0	0	0	6,000	21,000
Patrick DeBlois (2) Secretary	2012	0	0	1,950,000	0	0	0	0	1,950,000
	2011	0	0	0	0	0	0	0	0

(1)	Ms. Eden Clark, President, CEO, CFO, Treasurer and sole Director of the Company is paid $500 per month for her time devoted to the Company. Additionally, during the year ended July 31, 2011, the Company issued 48,388 shares to Ms. Eden Clark at $0.13 per share. During the year ended July 31, 2012, the Company issued 15,000,000 shares to Ms. Eden Clark at $0.31 per share.

(2)	During the year ended July 31, 2012, the Company issued 15,000,000 shares to Patrick DeBlois at $0.13 per share

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

Name and Address of Beneficial Owner	Title of Class	Amount &Nature of Beneficial Ownership (1)	Percent of Class (2)(%)
Eden Clark (3) 112 N Curry St. Carson City, NV 89703	Common	15,954,388	27.964%
Patrick DeBlois (4) 112 N Curry St. Carson City, NV 89703	Common	15,000,000	26.291%
All Officers and Directors as a Group	Common	30,954,388	54.255%

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

Exhibit	Description
Exhibit 31.01	Certification Of The Principal Executive Officer Pursuant To Rule 13a-14
Exhibit 31.02	Certification Of The Principal Financial Officer Pursuant To Rule 13a-14
Exhibit 32.01	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.02	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLD ENERGY INC.

By: /s/ Eden Clark
Date: November 16 , 2012	Eden Clark
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eden Clark	President, Chief Executive	November 16 , 2012
Eden Clark	Officer, Chief Financial Officer, Director, Secretary, Treasurer