Form 10-Q
period 2012-10-31
BOLD ENERGY INC.
filed 2012-12-20
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-161868

BOLD ENERGY INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2940624
(State of incorporation)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, Nevada 89703

(Address of principal executive offices)

(775) 333-1198

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 ☑Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐

Non-Accelerated Filer ☐      Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑ No

As of December 11, 2012, there were 57,053,138 shares of the registrant’s $0.001 par value common stock issued and outstanding.

BOLD ENERGY INC.*

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7
ITEM 4.	CONTROLS AND PROCEDURES	7

PART II. OTHER INFORMATION
		8
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS	8
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	8
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4.	[REMOVED AND RESERVED]	8
ITEM 5.	OTHER INFORMATION	8
ITEM 6.	EXHIBITS	9

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Bold Energy Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "BOLD" refers to Bold Energy Inc.

PART I - FINANCIAL INFORMATION

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith along with the Form 10-K/A Annual Report with the U.S. Securities and Exchange Commission (SEC) on November 16, 2012, and can be found on the SEC website at www.sec.gov.

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOLD ENERGY INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	October 31,	July 31,
	2012	2012

ASSETS
Current assets:
Cash and cash equivalents	$97	$293
Total current assets	97	293
Web design, net	882	1,081
Total assets	$979	$1,374
LIABILITIES AND STOCKHOLDERS’ DEFICIT Current liabilities:
Accounts payable and accrued liabilities	$29,069	$11,518
Loans	7,970	5,000
Due to related party	67,037	67,037
Total current liabilities	104,076	83,555
Total liabilities	104,076	83,555

Stockholders’ deficit
Common stock, $0.001 par value per share, 75,000,000 shares authorized, 57,053,138 shares issued and outstanding	57,052	57,052
Additional paid-in capital	12,352,736	12,352,736
Deficit accumulated during the development stage	(12,512,885)	(12,491,969)
Total stockholders' deficit	(103,097)	(82,181)
Total liabilities and stockholders' deficit	$979	$1,374

The accompanying notes are an integral part of these financial statements.

BOLD ENERGY INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Since inception (June 27, 2008) to October 31, 2012
Revenue, net	$-	$-	$-
Total revenues	-	-	-
Expenses
Office and general	$6,316	$2,353	$76,097
Director and consulting fees	6,500	-	3,912,500
Professional fees	8,100	541	79,784
Total expenses	20,916	2,894	4,068,381
Other income (expense)
Interest expense & financing cost	-	(62)	(7,725,254)
Gain on debt forgiveness	-	-	5,000
Total other income (expense)	-	(62)	(7,730,254)
Net loss	$(20,916)	$(2,956)	$(11,788,635)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding – basic	57,053,138	27,053,138

The accompanying notes are an integral part of these financial statements.

BOLD ENERGY INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended	Since inception (June 27, 2008)
	October 31,	October 31,	to October 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(20,916)	$(2,956)	$(11,788,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash net gain on settlement			(5,000)
Stock based compensation	-	-	3,915,000
Depreciation	199	198	2,301
Interest & financing cost	-	-	7,723,256
Change in operating assets/liabilities:
Increase (decrease) in accounts payable and accrued expenses	17,551	1,104	35,600
Net cash used in operating activities	(3,166)	(1,654)	(117,478)

Cash flows from investing activities
Website design	-	-	(3,182)
Net cash used in investing activities	-	-	(3,182)
Cash flows from financing activities
Advance from related party	-	-	67,037
Proceeds from loans	2,970	-	7,970
Redemption of common stock	-	-	30,000
Issuance of common stock for cash	-	-	15,750
Net cash flows provided by financing activities:	2,970	-	120,757
Net increase (decrease) in cash	(196)	(1,654)	97
Cash- beginning of period	293	4,413	-
Cash- end of period	$97	$2,759	$97

Supplemental non-cash information
Cancellation of shares	$-	$-	$689,892
Forgiveness of debt from former director	$-	$-	$4,788
Settlement of debt and accrued interest by issuance of stock	$-	$-	$26,774

The accompanying notes are an integral part of these financial statements.

Bold Energy Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Unaudited

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on June 27, 2008, and established a fiscal year end of July 31. It is a development-stage Company that intends to develop a wide range loyalty program based on "Global Club points" awarded for all purchases made in associated establishments. These points will be exchangeable for products, trips or discounts. The Company is currently in the development stage as defined under FASB ASC 915-10, “Development Stage Entities". All activities of the Company to date relate to its organization, initial funding and share issuances.

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

2.	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception to October 31, 2012, of $12,512,885 which raises substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through debt and/or equity financing from management and significant shareholders.

3.	RELATED PARTY TRANSACTIONS

As of October 31, 2012, the Company received advances from a Director in the amount of $67,037, to pay for general operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

On November 26, 2009, the former director forgave a loan in the amount of $4,788, which was owed to him from the Company.

4.	SUBSEQUENT EVENTS

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

4.	SUBSEQUENT EVENTS (CONT.)

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of October 31, 2012, we had $97 of cash on hand. We incurred operating expenses in the amount of $20,916 during the quarter ended October 31, 2012. These operating expenses were comprised of general and administrative expenses, professional fees, and directors’ and consulting fees.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease our operations.

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

Results of Operations for the Three Months Ended October 31, 2012 and 2011

Lack of Revenues

We are a development stage company with limited operations. We have not generated any revenues. As of October 31, 2012, we had total assets of $979 and total liabilities of $104,076. Since our inception to October 31, 2012, we have accumulated a deficit of $12,512,885. We anticipate that we will incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $4,068,381 since our inception on June 27, 2008, to October 31, 2012, including $76,097 in general and administrative expenses, $3,912,500 in director and consulting fees, and $79,784 in professional fees (including accounting, auditing and legal fees).

Our total expenses increased by $18,022 to $20,916 for the three months ended October 31, 2012, from $2,894 for the three months ended October 31, 2011. For the three months ended October 31, 2012, total expenses were comprised of $6,316 in general and administrative expenses, $6,500 in director and consulting fees, and $8,100 in professional fees.

Net Loss

Since our inception on June 27, 2008, to October 31, 2012, we have incurred a net loss of $11,788,635. For the three months ended October 31, 2012, net loss increased $17,960 to $20,916 as compared $2,956 for the corresponding period in 2011. This can be attributed to an increase in general and administrative expenses, director and consulting fees, and professional fees during the three months ended October 31, 2012.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

ITEM 4.	CONTROLS AND PROCEDURES (CONT.)

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Filed
3.1	Articles of Incorporation filed with the Nevada Secretary of State on June 27, 2008.*	Incorporated by reference as Exhibits to the Form S-1 filed on September 09, 2008.
3.1 (a)	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on March 14, 2011.	Filed herewith.
3.2	Bylaws. *	Incorporated by reference as Exhibits to the Form S-1 filed on September 09, 2008..
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLD ENERGY INC.

Date: December 20, 2012	/s/ Eden Clark
By: Eden Clark
Its: President and CEO

Date: December 20, 2012	/s/ Eden Clark
By: Eden Clark
Its: CFO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated: