Form 10-Q
period 2013-01-31
LOT78, INC.
filed 2013-03-18
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54816

Lot78, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2940624
(State of incorporation)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, Nevada 89703

(Address of principal executive offices)

(775) 333-1198

(Registrant’s telephone number)

BOLD ENERGY INC.

(Former Name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes     ☑ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

As of March 18, 2013, there were 57,053,138 shares of the registrant’s $0.001 par value common stock issued and outstanding.

LOT 78, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Lot 78, Inc., formerly known as Bold Energy Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "LOTE" refers to Lot78, Inc., previously known as Bold Energy Inc.

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

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

LOT 78, INC.

FKA BOLD ENERGY INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	January 31,	July 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$5,483	$293
Total current assets	5,483	293
Web design, net	683	1,081
Total assets	$6,166	$1,374
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$36,372	$11,518
Loans	41,820	5,000
Due to related party	69,537	67,037
Total current liabilities	147,729	83,555
Total liabilities	147,729	83,555
Stockholders’ deficit:
Common stock, $0.001 par value per share, 75,000,000 shares authorized, 57,053,138 shares issued and outstanding	57,052	57,052
Additional paid-in capital	12,352,736	12,352,736
Deficit accumulated during the development stage	(12,551,351)	(12,491,969)
Total stockholders' deficit	(141,563)	(82,181)
Total liabilities and stockholders' deficit	$6,166	$1,374

The accompanying notes are an integral part of these unaudited financial statements.

LOT 78, INC.

FKA BOLD ENERGY INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Since inception (June 27, 2008) to January 31, 2013
Revenue, net	$ -	$ -	$ -	$ -	$ -
Total revenues	-	-	-	-	-
Expenses
Office and general	$3,487	$355	$9,803	$1,208	$79,584
Director and consulting fees	—	1,500	6,500	3,000	3,912,500
Professional fees	34,979	7,394	43,078	7,935	114,763
Total expenses	38,466	9,249	59,381	12,143	4,106,846
Other income (expense)
Interest expense & financing cost	—	(62)	—	(125)	(7,725,254)
Gain on debt forgiveness	—	—	—	—	5,000
Total other income (expense)	—	(62)	—	(125)	(7,720,254)
Net loss	$(38,466)	$(9,311)	$(59,381)	$(12,268)	$(11,827,100)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding – basic	57,053,138	27,053,138	57,053,138	27,053,138

The accompanying notes are an integral part of these unaudited financial statements.

LOT 78, INC.

FKA BOLD ENERGY INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended	Since inception (June 27, 2008)
	January 31,	January 31,	to January 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(59,381)	$(12,268)	$(11,827,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash net gain on settlement	—	—	(5,000)
Stock based compensation	—	—	3,915,000
Depreciation	398	397	2,500
Interest & financing cost	—	—	7,723,256
Change in operating assets/liabilities:
Increase (decrease) in accounts payable and accrued expenses	24,853	(115)	42,902
Net cash used in operating activities	(34,130)	(11,986)	(148,442)
Cash flows from investing activities
Website design	—	—	(3,182)
Net cash used in investing activities	—	—	(3,182)
Cash flows from financing activities
Advance from related party	2,500	10,023	69,537
Proceeds from loans	36,820	—	41,820
Redemption of common stock	—	—	30,000
Issuance of common stock for cash	—	—	15,750
Net cash flows provided by financing activities:	39,320	10,023	157,107
Net increase (decrease) in cash	5,190	(1,963)	5,483
Cash- beginning of period	293	4,413	—
Cash- end of period	$5,483	$2,450	$5,483
Supplemental non-cash information
Cancellation of shares	$—	$—	$689,892
Forgiveness of debt from former director	$—	$—	$4,788
Settlement of debt and accrued interest by issuance of stock	$—	$—	$26,774

The accompanying notes are an integral part of these unaudited financial statements.

LOT 78, INC.

FKA Bold Energy Inc.

(A Development Stage Company)

Notes to Financial Statements

Unaudited

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Lot 78, Inc., formerly known as Bold Energy Inc. (the “Company”) was incorporated in the State of Nevada as a for-profit Company on June 27, 2008, and established a fiscal year end of July 31. It is a development-stage Company that intends to develop a wide range loyalty program based on "Global Club points" awarded for all purchases made in associated establishments. These points will be exchangeable for products, trips or discounts. The Company is currently in the development stage as defined under FASB ASC 915-10, “Development Stage Entities." All activities of the Company to date relate to its organization, initial funding, and share issuances.

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception to January 31, 2013, of $12,551,351 which raises substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through debt and/or equity financing from management and significant shareholders.

3.	RELATED PARTY TRANSACTIONS

As of January 31, 2013, the Company received advances from a Director in the amount of $69,537, to pay for general operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

On November 26, 2009, the former director forgave a loan in the amount of $4,788, which was owed to him from the Company.

4.	LOANS

As of January 31, 2013, the Company received loans in the amount $41,820 to pay for general operating expenses. The amounts due are unsecured and not-interest bearing with no set terms of repayment.

5.	SUBSEQUENT EVENTS

On February 4, 2013, the Company closed a voluntary share exchange transaction with Anio, Ltd., a limited liability company established under the laws of the United Kingdom, which conducts its primary line of business under the name Lot78, Inc. (“Lot78”), pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company and its controlling stockholders, on the one hand, and Lot78 and the stockholders of Lot78 (the “Selling Stockholders”), on the other hand.

5.	SUBSEQUENT EVENTS (CONT.)

At the closing of the transactions contemplated by the Exchange Agreement (the “Closing”), the Company issued 30,954,388 new shares of its common stock to the Selling Stockholders in exchange for 100% of the currently issued and outstanding capital stock of Lot78 and Eden Clark and Patrick DeBlois irrevocably cancelled a total of 30,954,388 restricted shares of common stock of the Company. As a result of the Share Exchange Agreement, Lot78 became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Lot78.

Pursuant to the closing of the Share Exchange Agreement, Eden Clark resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole member of the Board of Directors of the Company. Concurrently, Oliver Amhurst was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole member of the Board of Directors.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of January 31, 2013, we had $5,483 of cash on hand. We incurred operating expenses in the amount of $38,466 during the quarter ended January 31, 2013. These operating expenses were comprised of general and administrative expenses, professional fees, and directors’ and consulting fees.

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

Results of Operations for the Six Months Ended January 31, 2013 and 2012

Lack of Revenues

We are a development stage company with limited operations. We have not generated any revenues. As of January 31, 2013, we had total assets of $6,166and total liabilities of $147,729. Since our inception to January 31, 2013, we have accumulated a deficit of $12,551,351. We anticipate that we will incur substantial losses and our ability to generate any revenues in the next 12 months remains uncertain.

Expenses

We have accumulated total expenses of $4,106,846 since our inception on June 27, 2008, to January 31, 2013 including $79,584 in general and administrative expenses, $3,912,500 in director and consulting fees, and $114,762 in professional fees (including accounting, auditing and legal fees).

Our total expenses increased from $9,249 for the three months ended January 31, 2012 to $38,466 for the three months ended January 31, 2013,for a total difference of $29,018.. For the three months ended January 31, 2013, total expenses were comprised of $3,288 in general and administrative expenses and $34,979 in professional fees.

Net Loss

Since our inception on June 27, 2008, to January 31, 2013, we have incurred a net loss of $11,828,845. For the three months ended January 31, 2013, our net loss increased from $9,311for the three months ended January 31, 2012 to $38,267 for the three months ended January 31, 2013, for a total difference of $28,956. This can be attributed to an increase in general and administrative expenses and professional fees during the three months ended January 31, 2013.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For those reasons, our auditors stated in their report on our audited financial statements for the year ended July 31, 2012 that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our Common Shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

As of January 31, 2013, we had no off balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare for financial statements. A complete summary of these policies is included in the notes to our financial statements. In general management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31,2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2. Subsequent Issuances:

As Reported on Form 8-K filed with the Commission on February 4, 2013, pursuant to the Share Exchange Agreement with Anio Limited, the Company acquired 11,510 (100%) shares of common stock of Lot78 from the Lot78 Shareholders and in exchange issued 30,954,388 (54.26%) restricted shares of its common stock to the Lot78 Shareholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

1.	Quarterly Events:

During the quarter, no events occurred other than as previously disclosed.

2.	Subsequent Events:

As reported on Form 8-K filed with the Commission on February 4, 2013, the Company closed a voluntary share exchange transaction with Anio, Ltd., a limited liability company established under the laws of the United Kingdom, which conducts its primary line of business under the name Lot78, Inc. (“Lot78”) on February 4, 2013, pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company and its controlling stockholders, on the one hand, and Lot78 and the stockholders of Lot78 (the “Selling Stockholders”), on the other hand.

At the closing of the transactions contemplated by the Exchange Agreement (the “Closing”), the Company issued 30,954,388 new shares of its common stock to the Selling Stockholders in exchange for 100% of the currently issued and outstanding capital stock of Lot78 and Eden Clark and Patrick DeBlois irrevocably cancelled a total of 30,954,388 restricted shares of common stock of the Company. As a result of the Share Exchange Agreement, Lot78 became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Lot78.

Pursuant to the closing of the Share Exchange Agreement, Eden Clark resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole member of the Board of Directors of the Company. Concurrently, Oliver Amhurst was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole member of the Board of Directors.

As reported on Form 8-K filed with the Commission on February 8, 2013, the Company completed a name change from Bold Energy to Lot78, Inc. after filing a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada and a corporate action with FINRA. Additionally, the Company’s OTC trading symbol was changed from BOLD to LOTE. The Corporate Name Change and Symbol Change were approved by the Company’s Board of Directors, the majority of the Company’s shareholders, and in accordance with the Nevada Revised Statutes. The Corporate Name Change and Symbol Change became effective with FINRA as of February 7, 2013.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Filed
3.1	Articles of Incorporation filed with the Nevada Secretary of State on June 27, 2008.*	Incorporated by reference as Exhibits to the Form S-1 filed on September 09, 2008.
3.1 (a)	Amendment to Articles of Incorporation dated January 31,2013, filed with the Nevada Secretary of State	Incorporated by reference as Exhibit 3.01 to Form 8-K filed on February 4, 2013
3.2	Bylaws.	Incorporated by reference as Exhibits to the Form S-1 filed on September 09, 2008.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOT 78, INC.

Date: March 18, 2013	/s/ Eden Clark
By: Eden Clark
Its: President, CEO & CFO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 18, 2013	/s/ Eden Clark
By: Eden Clark
Its: President, CEO & CFO