Form 10-K/A
period 2012-07-31
LOT78, INC.
filed 2013-04-05
CIK 1444275

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report of Bold Energy Inc. (the “Company”) on Form 10-K for the annual period ended July 31, 2012, filed with the Securities and Exchange Commission on November 13, 2012 and amended on November 16, 2012 (the “Form 10-K”), is to respond to certain comments received from the Staff of the Securities and Exchange Commission.  For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of November 13, 2012, the original filing date of the Form 10-K. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

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

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. Initially, weintend to hire sales representatives on a commission-only basis to in order to minimize administrative and labor costs overhead .. We plan to use third party web designers to build and maintain our website.

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

3

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

The Exchange Agreement contains customary representations, warranties, and conditions to Closing. The foregoing description of the terms and conditions of the Exchange Agreement and the transactions contemplated thereunder that are material to the Company does not purport to be complete and is qualified in its entirety by reference to the full text of the Exchange Agreement, a copy of which was filed on November 13, 2012 as Exhibit 2.1 to the original Annual Report on Form 10-K for the year ended July 31, 2012 and is incorporated by reference into this Amended Annual Report on Form 10-K/A.

End of Notes to the Financial Statements

F-5

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of July 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at July 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

None.

Family Relationships

None.

Compliance With Section 16(A) Of The Securities Exchange Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended July 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the fiscal year ended July 31, 2012, and the representations made by the reporting persons to us, we believe that during the fiscal year ended July 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have not complied with all Section 16(a) filing requirements.

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

BOLD ENERGY INC.

By: /s/ Eden Clark
Date: April 4, 2013	Eden Clark
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eden Clark	President, Chief Executive	April 4, 2013
Eden Clark	Officer, Chief Financial Officer, Director, Secretary, Treasurer

