Form 10-Q
period 2013-03-31
LOT78, INC.
filed 2013-05-20
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number 000-54816

LOT78, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2940624
(State of incorporation)	(I.R.S. Employer Identification No.)

65 Alfred Road

Studio 209

London W2 5EU

(Address of principal executive offices)

00447801480109

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

As of May 13, 2013, there were 57,453,138 shares of the registrant’s $0.001 par value common stock issued and outstanding.

LOT78, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Lot78, Inc., formerly known as Bold Energy Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "LOTE" refers to Lot78, Inc.

PART I - FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the quarterly period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith along with the Form 10-K/A Annual Report with the U.S. Securities and Exchange Commission (SEC) on November 16, 2012, and can be found on the SEC website at www.sec.gov.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LOT78, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	September 30,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$140	$—
Accounts receivable, net	23,335	117,931
Prepaid expenses and other current assets	1,903	47,601
Inventory, net	61,842	56,632
Total current assets	87,220	222,164
Property and equipment, net	726	928
Patents, net	22,950	26,427
Total assets	$110,896	$249,519
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$662,746	$587,220
Short term debt	324,560	189,891
Due to shareholders	339,046	537,846
Total current liabilities	1,326,352	1,314,957
Long term notes due to shareholders	295,402	189,899
Total liabilities	1,621,754	1,504,856

Stockholders’ deficit
Common stock, $0.001 par value per share, 75,000,000 shares authorized, 57,053,138 and 30,954,388 shares issued and outstanding	57,052	—
Additional paid-in capital	63,442	109,131
Accumulated other comprehensive income (loss)	63,715	(23,686)
Deficit accumulated during the development stage	(1,695,067)	(1,371,737)
Total stockholders' deficit	(1,510,858)	(1,255,337)
Total liabilities and stockholders' deficit	$110,896	$249,519

The accompanying notes are an integral part of the consolidated financial statements

LOT78, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Revenue, net	$150,759	$149,936	$209,454	$286,981
Cost of sales	101,774	97,460	177,157	186,358
GROSS PROFIT	48,985	52,476	32,297	100,623
Expenses
Selling, general and administrative expenses	$265,216	$83,542	$389,566	$149,118
Depreciation and amortization	1,075	1,011	2,109	2,024
Total expenses	266,291	84,553	391,675	151,142
Other income (expense)
Interest expense	(9,972)	(1,750)	(20,373)	(3,759)
Gain on debt forgiveness	56,421	—	56,421	—
Total other income (expense)	46,449	(1,750)	36,048	(3,759)
Net loss	$(170,857)	$(33,827)	$(323,330)	$(54,278)
Foreign currency translation adjustments	87,458	(30,031)	87,401	(17,675)
Comprehensive income (loss)	(83,399)	(63,858)	(235,929)	(71,953)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares of common stock outstanding – basic	57,053,138	30,954,388	57,053,138	30,954,388

The accompanying notes are an integral part of the consolidated financial statements

LOT78, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(323,330)	$(54,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	228	151
Amortization	1,881	1,873
Gain on debt forgiveness	(56,421)	—
Change in operating assets/liabilities:
Accounts receivable	90,834	67,884
Prepaid expenses and other current assets	44,468	(14,619)
Inventory	(8,957)	20,005
Accounts payable and accrued expenses	73,600	233,017
Net cash provided by (used in) operating activities	(177,697)	254,033

Cash flows from investing activities
Purchase of property and equipment	—	(3,227)
Cash acquired in reverse merger	28,964	—
Net cash provided by (used in) investing activities	(28,964)	(3,227)
Cash flows from financing activities
Proceeds from (repayment of) short term debt	260,230	—
Repayment of short term debt	(8,299)	—
Change in bank overdraft	(51,218)	(176,183)
Repayment of shareholder loans	(51,290)	(73,185)
Net cash flows provided by financing activities:	149,423	(249,368)
Effect of foreign currency on cash and cash equivalents	(550)	35
Net increase (decrease) in cash	$140	1,473
Cash- beginning of period		322
Cash- end of period	$140	$1,795

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

Lot78, Inc.

Notes to Consolidated Financial Statements

Unaudited

1.	BASIS OF PRESENTATION & ORGANIZATION

Basis of presentation

The accompanying unaudited interim financial statements of Lot78, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto Lot78, Inc. contained in Form 8-K/A filed with the SEC on April 5, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended September 30, 2012 as reported in the Company’s Form 8-K/A have been omitted.

Description of Business & Reverse Merger

We were incorporated as Bold Energy Inc. in the State of Nevada as a for-profit Company on June 27, 2008, to develop a wide range loyalty program based on "Global Club points" awarded for all purchases made in associated establishments. On November 10, 2009, a change in control occurred when Bold Energy, Inc. received a resignation notice from Orlando J. Narita from all of his positions with the Company, including President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, and Director. On November 30, 2009, Bold Energy, Inc. appointed Eden Clark as its new President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, Treasurer and as Director.

On February 4, 2013, Bold Energy, Inc. closed a voluntary share exchange transaction with Anio, Ltd., a limited liability company established under the laws of the United Kingdom, which conducts its primary line of business under the name “Lot78”, pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company and its controlling stockholders, on the one hand, and Anio Ltd. and the stockholders of Anio Ltd. (the “Selling Stockholders”), on the other hand.

At the closing of the transactions contemplated by the Exchange Agreement (the “Closing”), the Company issued 30,954,388 new shares of its common stock to the Selling Stockholders in exchange for 100% of the issued and outstanding capital stock of Anio Ltd. and Eden Clark and Patrick DeBlois irrevocably cancelled a total of 30,954,388 restricted shares of common stock of the Company. As a result of the Share Exchange Agreement, Anio Ltd. became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Anio Ltd. There were 26,098,750 shares of common stock outstanding prior to the reverse merger.  These shares were treated as issued during the six months ended March 31, 2013.

Lot78, Inc. was deemed to be the accounting acquirer in this transaction and as a result this transaction was accounted for as reverse merger. The historical financial statements presented in this filing are those of Lot78, Inc.. The assets and liabilities of Bold Energy, Inc. were recorded, as of completion of the merger, at fair value, which is considered to approximate historical cost, and added to those of Lot78, Inc..

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception to March 31, 2013, of $1,695,067, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it become profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through debt and/or equity financing from third parties.

3.	SHORT TERM DEBT

At March 31, 2013 and September 30, 2012 short term debt consists of the following:

	March 31, 2013	September 30, 2012
Bank overdrafts	$129,069	$165,645
Loans - Iceberg Investment Management Group	195,491	24,246
Total Short term debt	$324,560	$189,891

Bank overdrafts accrue interest at a rate of 4.5% per annum and are secured by both a fixed and floating charge over the Company and all property and assets present, and a personal guarantee from a director amounting to $189,866.

Short term loans from Iceberg Investment Management Group (“IIMG”) are unsecured and accrue interest at a rate of 2.5% per annum. During the six months ended March 31, 2013, the Company received $260,230 from IIMG short term loans, of which, $56,421 have been forgiven and included in other income.

4.	RELATED PARTY TRANSACTIONS

As of March 31, 2013, the Company received loans from shareholders of $634,448, which consists of $339,046 classified as short term and $295,402 classified as long term. Short term loans from shareholders are unsecured, non-interest bearing and due on demand. Long-term loans from shareholders are unsecured and are currently non-interest bearing. However, once the Company secures significant external financing, long term loans from shareholders begin accruing interest at bank rate plus 2% per annum and will be payable in quarterly installments over a 3 year period.

5.	SUBSEQUENT EVENTS

On April 9, 2013 the Company entered into a Private Placement Subscription Agreement (the “Subscription Agreement”) with Banque Benedict Hentsch & Cie SA (the “Subscriber”). Pursuant to the Subscription Agreement the Subscriber has agreed to purchase 400,000 shares of the Company’s common stock at set price of $0.25 per share. The execution of the Subscription Agreement increased the number of shares issued and outstanding to 57,453,138.

On April 19, 2013 the Company entered into a Private Placement Subscription Agreement (the “Subscription Agreement”) with Banque Benedict Hentsch & Cie SA (the “Subscriber”). Pursuant to the Subscription Agreement the Subscriber has agreed to purchase 160,000 shares of the Company’s common stock at set price of $0.25 per share. As of May 20, 2013, the shares have yet to be issued.

On May 15, 2013 the Company approved a 4 to 1 forward stock split which would increase the number of shares issued and outstanding to 229,812,552. In addition, the approved an increase in the number of shares authorized to 350,000,000. Both transactions are still under review by FINRA and therefore are not reflected in the consolidated financial statements.

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

Overview

Lot78, Inc. (the “Company”) designs, markets, distributes, and sells apparel under the brand name "Lot78" to fashion-conscious consumers on four continents, including North America, Europe, Asia, and South America. We seek to be a trend setting leader in the design, marketing, distribution and sale of luxury street apparel. Our current collection is a full men’s and women’s contemporary ready to wear line which includes leather jackets, t-shirts, sweats, knitwear, chinos, and wool coats. We operate in three distinct but integrated segments: Wholesale, Consumer Direct and Core Services. Our Wholesale segment sells our products to industry-leading high-end global department stores, specialty retailers and boutiques; our Consumer Direct segment consists of e-commerce sales through our branded website located at www.lot78.com; and our Core Services segment provides product design, distribution, marketing and other overhead resources to the other segments.

Plan of Operation

The Company has generated nominal revenue from its operations. As of March 31, 2013, we had $140 of cash on hand. We incurred operating expenses in the amount of $391,675 during the six months ended March 31, 2013. These operating expenses were comprised of general and administrative expenses, professional fees, and directors’ and consulting fees, and other miscellaneous expenses.

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

Executive Summary

For the three months ended March 31, 2013, we reported net sales of $150,759, an increase of $823, or 1%, more than the $149,936 reported for the quarter ended March 31, 2012. Gross margin decreased to 32% for the quarter ended March 31, 2013 compared to 35% for the quarter ended March 31, 2012. Operating expenses, which include all selling, general and administrative costs, increased $181,738, or 215%, to $266,291 for the quarter ended March 31, 2013 as compared to $84,553 for the quarter ended March 31, 2012. Net loss for the quarter ended March 31, 2013 was $170,857 compared to a net loss of $33,827 for the quarter ended March 31, 2012.

For the six months ended March 31, 2013, we reported net sales of $209,454, a decrease of $77,527, or 27%, less than the $286,981 reported for the six months ended March 31, 2012. Gross margin decreased to 15% for the six months ended March 31, 2013 compared to 35% for the six months ended March 31, 2012. Operating expenses, which include all selling, general and administrative costs, increased $240,533, or 159%, to $391,675 for the six months ended March 31, 2013 as compared to $151,142 for the six months ended March 31, 2012. Net loss for the six months ended March 31, 2013 was $323,330 compared to a net loss of $54,278 for the six months ended March 31, 2012.

Results of Operations for the Three and Six Months Ended March 31, 2013 and 2012

Revenues

We earned revenues of $150,759 for the three months ended March 31, 2013 compared to revenues of $149,936 for the three months March 31, 2012. For the six month period ended March 31, 2013 we earned revenues of $209,454 compared to $286,981 for the corresponding period in 2012. Decreased revenues in the six month period ended March 31, 2013 can be attributed to the difference in the timing of deliveries for the autumn/winter 2012 and 2011 seasons. The Company is reliant on our suppliers to manufacture goods so that we can deliver products to our wholesale customers each season. As there were delays in the production of the autumn/winter 2011 season, the revenue related to that season’s deliveries were recorded during the quarter ended December 31, 2011. The autumn/winter 2012 season, however, was produced and delivered during the quarter ended September 30, 2012. As such, the timing difference caused by the production and delivery of the autumn/winter 2012 and 2011 seasons caused the decrease in revenue in the six month period ended March 31, 2013 compared to the same period from the prior year.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2013 were $101,774 compared to $97,460 for the three months ended March 31, 2012. Cost of goods sold represented 68% of sales for the three months ended March 31, 2013 as compared to 65% for the three months ended March 31, 2012. For the six months ended March 31, 2013, cost of goods sold were $177,157 compared to $186,358 for the corresponding period in 2012. Cost of goods sold represented 85% of sales for the six months ended March 31, 2013 as compared to 65% for the six months ended March 31, 2012. This increase in COGS as a percentage of sales for the three months and six months ended March 31, 2013 can be attributed to write offs of obsolete inventory and sales of overstock inventory at discounted prices during the quarter ended December 31, 2012. During the quarter ended December 31, 2012, the Company sold many of the goods from prior seasons to a discount retailer for cost value or minimal margins. In addition, we held a pre-Christmas 2012 discount sale, where prior season merchandise was sold at depressed margins as well.

Expenses

For the three months ended March 31, 2013, expenses increased $181,738, or 215%, to $266,291 for the quarter ended March 31, 2013 as compared to $84,553 for the corresponding period in 2012. For the six months ended March 31, 2013 expenses increased $240,533, or 159%, to $391,675 as compared to $151,142 for the corresponding period in 2012. This increase can be attributed to increased professional fees related to the share exchange agreement, larger sample costs due to an increasing expansive collection, increased travel costs for spring/summer 2013 and autumn/winter 2013 sales, and increased personnel due to the expansion of operations.

Liquidity and Financial Condition

Working Capital
	At March 31, 2013	At September 30, 2012	Change
Current Assets	$87,220	$222,164	$(134,944)
Current Liabilities	$1,326,352	$1,314,957	$(11,395)
Working Capital	$(1,239,132)	$(1,092,793)	$(146,339)

Cash Flows
	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Net Cash (Used) Provided by Operating Activities	$(177,697)	$254,033
Net Cash Provided by (Usedin) Investing Activities	$(28,964)	$(3,227)
Net Cash (Used) Provided by Financing Activities	$149,423	$(249,368)
Net Effect of Foreign Currency Translation	$(550)	$35
Net (Decrease) Increase in Cash During the Period	$140	$1,473

For the six months ended March 31, 2013, net cash used in operating activities was $177,697 as a result of changes in our working capital and a six month net loss of $322,330.

For the six months ended March 31, 2013, net cash provided by financing activities was $149,423 as a result of proceeds of loans from shareholders and short term debt.

We will require additional funds to fund our budgeted expenses in the future. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Furthermore, we may continue to be unprofitable. We may need to raise additional funds in the future in order to proceed with our budgeted expenses. Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow, raise equity and/or debt to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of March 31, 2013 is $140.

Our Company has funded some of its operations through debt financing with related party transactions.

As of March 31, 2013, our Company is obligated to David Hardcastle, a shareholder, for a non-interest bearing demand loan with a balance of $320,494 and a non-interest bearing long term loan with a balance of $295,402.

As of March 31, 2013, our Company is obligated to Oliver Amhurst, an officer and director, for a non-interest bearing demand loan with a balance of $18,552.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

For the six months ended March 31, 2013, our Company has a loss of $323,330 and an accumulated deficit of $1,695,067. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are effective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the transition period from February 1, 2013 to March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarterly period from January 1, 2013 to March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.	Quarterly Issuances:

During the quarter, we did not issue any shares other than as previously disclosed.

2.	Subsequent Issuances:

On April 9, 2013 we entered into a Private Placement Subscription Agreement (the “Subscription Agreement”) with Banque Benedict Hentsch & Cie SA (the “Subscriber”). Pursuant to the Subscription Agreement the Subscriber has agreed to purchase 400,000 shares of the Company’s common stock at set price of $0.25 per share. The execution of the Subscription Agreement increased the number of shares issued and outstanding to 57,453,138.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Filed
2.01	Share Exchange Agreement by and among the Company, the controlling stockholders of the Company, Anio Limited (Lot78), and the shareholders of Anio Limited (Lot78) dated November 12, 2012	Filed with the SEC on February 4, 2013 as part of our Current Report on Form 8-K.
3.01(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 27, 2008	Filed with the SEC on September 9, 2008 as part of our Registration Statement on Form S-1.
3.01(b)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on March 14, 2011	Filed with the SEC on December 20, 2012 as part of our Quarterly Report on Form 10-Q.
3.01(c)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 31, 2013	Filed with the SEC on February 4, 2013 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on September 9, 2008 as part of our Registration Statement on Form S-1.
16.01	Letter to the SEC from De Joya, Griffith & Company LLC dated November 19, 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

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

LOT78, INC.

Date: May 20, 2013	/s/ Oliver Amhurst
By: Oliver Amhurst
Its: President, CEO & CFO

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: May 20, 2013	/s/ Oliver Amhurst
By: Oliver Amhurst
Its: Director

