Form 10-K/A
period 2012-07-31
LOT78, INC.
filed 2013-07-19
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 3

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Annual Report of Bold Energy Inc. (the “Company”) on Form 10-K for the annual period ended July 31, 2012, originally filed with the Securities and Exchange Commission on November 13, 2012 and amended on November 16, 2012 and April 5, 2013 (the “Form 10-K”), is to respond to certain comments received from the Staff of the Securities and Exchange Commission.  For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of November 13, 2012, the original filing date of the Form 10-K. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

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

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. Initially, we intend to hire sales representatives on a commission-only basis to in order to minimize administrative and labor costs overhead. We plan to use third party web designers to build and maintain our website.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

 Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common stock. Our common stock has been quoted on the OTC Bulletin Board since July 6, 2009 under the symbol “GOBA.OB.” Effective October 11, 2012, our symbol was changed to “BOLD.OB” to reflect the Company’s name change. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

November 13, 2012

BOLD ENERGY INC.

(fka: Global Club, Inc.)

(A Development Stage Company)

Audited

July 31, 2012 and 2011

Bold Energy, Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)
BALANCE SHEETS
Audited
	July 31, 2012	July 31, 2011

ASSETS
CURRENT ASSETS
Cash	$293	$4,413
TOTAL CURRENT ASSETS	—	4,413
OTHER ASSETS
Web design, net	1,081	1,877
TOTAL OTHER ASSETS	1,081	1,877
TOTAL ASSETS	$1,374	$6,290
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,518	$7,491
Loans	5,000	—
Due to related party	67,037	34,367
TOTAL CURRENT LIABILITIES	83,555	41,858
LONG TERM LIABILITIES
Loans	—	5,000
TOTAL LIABILITIES	83,555	46,858
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value, 75,000,000 shares Authorized, 57,053,138 shares of common stock (27,053,138 at July 31, 2011) issued and outstanding respectively	$57,052	$27,052
Additional Paid in Capital	12,352,736	8,482,736
Deficit accumulated during the development stage	(12,491,969)	(8,550,356)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(82,181)	$(40,568)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$1,374	$6,290

The accompanying notes are an integral part of these financial statements.

F-1

Bold Energy, Inc.
(fka: Global Club, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(June 27, 2008) to
	Year ended July 31, 2012	Year ended July 31, 2011!	July 31, 2012
REVENUE
Revenues	$-	$-	$-
Total revenues	-	-	-
EXPENSES
Office and general	$(8,304)	$(29,330)	$(69,781)
Director and consulting fee	(3,906,000)	-	(3,906,000)
Professional Fees	(27,055)	(18,156)	(71,684)
Total expenses	(3,941,359)	(47,486)	(4,047,465)
Other income (expense)
Interest expense & financing cost	(254)	(7,724,427)	(7,725,254)
Gain on debt forgiveness	-	-	5,000
Total other income (expense)	(254)	(7,724,427)	(7,720,254)
NET LOSS	$(3,941,613)	$(7,771,913)	$(11,767,719)
Basic Loss Per Common Share	$(0.11)	$(1.04)
Weighted Average Number of Common Shares Outstanding	34,920,990	7,494,384

The accompanying notes are an integral part of these financial statements.

F-2

Bold Energy, Inc. (fka: Global Club, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
From inception (June 27, 2008) to July 31, 2012
Audited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total
Inception (June 27, 2008)
Common stock issued for cash at $0.001 per share on July 22, 2008	906,000	$906	$711,594	$(707,750)	$4,750
Net loss				(2,723)	(2,723)
Balance, July 31, 2008	906,000	906	711,594	(710,473)	2,027
Common stock issued for cash at $0.04 per share on April 23,2009	900,000	900	21,600	(16,500)	6,000
Net loss				(12,801)	(12,801)
Balance, July 31, 2009	1,806,000	$1,806	$733,194	$(739,774)	$(4,774)
Forgiveness of debt from former director (officer)			4,788		4,788
Common stock issued for cash at $0.001 per share on April 6,2010	200,000	200	4,800		5,000
Cancellation of Stock Redeemed at $0.001 per share on July 15, 2010	(1,250)	(2)	2		-
Net loss				(38,669)	(38,669)
Balance, July 31, 2010	2,004,750	$2,004	$742,784	$(778,443)	$(33,655)
Common Stock issued for services at $0.001 per share on May 12,2011	48,388	48	14,952		15,000
Common Stock issued as loan repayment at $0.001 per share on May 12,2011	25,000,000	25,000	7,725,000		7,750,000
Net loss				(7,771,913)	(7,771,913)
Balance, July 31, 2011	27,053,138	$27,052	$8,482,736	$(8,550,356)	$(40,568)
Common Stock issued for services at $0.13 per share on April 27, 2012	30,000,000	30,000	3,870,000		3,900,000
Net Loss				(3,941,613)	(3,941,613)
Balance, July 31, 2012	57,053,138	$57,052	$12,352,736	$(12,491,969)	$(82,181)

The accompanying notes are an integral part of these financial statements.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures.

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

None.

Family Relationships

None.

Compliance With Section 16(A) Of The Securities Exchange Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that during the fiscal year ended July 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have not complied with all Section 16(a) filing requirements, as none of the executive officers, directors or greater than 10% shareholders have furnished us with Forms 3, 4 or 5 with respect to the fiscal year ended July 31, 2012.

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

Item 11. Executive Compensation.

The following table sets forth the compensation paid to our executive officers during the years ended July 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Eden Clark (1) President, CEO, CFO, Treasurer and Director	2012	6,000	0	1,950,000	0	0	0	0	1,956,000
	2011	6,000	0	15,000	0	0	0	0	21,000
Patrick DeBlois (2) Secretary	2012	0	0	1,950,000	0	0	0	0	1,950,000
	2011	0	0	0	0	0	0	0	0

(1)	Ms. Eden Clark, the former President, CEO, CFO, Treasurer and Director of the Company was paid $500 per month for her services as an officer and director of the Company. The Company believes that $500 per month is adequate compensation for such services. Additionally, during the year ended July 31, 2011, the Company issued 48,388 shares to Ms. Eden Clark at $0.13 per share. During the year ended July 31, 2012, the Company issued 15,000,000 shares to Ms. Eden Clark at $0.31 per share. The shares were issued to Ms. Clark as additional compensation for her services as an officer and director of the Company.

(2)	During the year ended July 31, 2012, the Company issued 15,000,000 shares to Patrick DeBlois at $0.13 per share. The shares were issued to Mr. DeBlois as compensation for his services as an officer of the Company.

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

Compensation of Directors

The compensation paid to Eden Clark for her services on the Board of Directors of the Company is set forth above in the Summary Compensation Table.

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

Changes in Control

None.

Item 13. Certain Relationships, Related Transactions and Director Independence

As of July 31, 2012, the Company received advances from a Director in the amount of $67,037, to pay for general operating expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

Exhibit	Description	Filed
Exhibit 31.01	Certification Of The Principal Executive Officer Pursuant To Rule 13a-14	Filed herewith.
Exhibit 31.02	Certification Of The Principal Financial Officer Pursuant To Rule 13a-14	Filed herewith.
Exhibit 32.01	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
Exhibit 32.02	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLD ENERGY INC.

By: /s/ Eden Clark
Date: July 19, 2013	Eden Clark
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eden Clark	President, Chief Executive	July 19, 2013
Eden Clark	Officer, Chief Financial Officer, Director, Secretary, Treasurer

