Form 10-Q
period 2013-06-30
LOT78, INC.
filed 2013-08-19
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

As of August 19, 2013, there were 237,113,616 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the transition period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith along with the Form 8–K/A Annual Report with the U.S. Securities and Exchange Commission (SEC) on July 19, 2013, and can be found on the SEC website at www.sec.gov.

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

LOT78, INC.

CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$949	$—
Accounts receivable, net	26,481	117,931
Prepaid expenses and other current assets	6,029	47,601
Inventory, net	95,081	56,632
Total current assets	128,540	222,164
Property and equipment, net	2,998	928
Patents, net	22,072	26,427
Total assets	$153,610	$249,519
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$316,746	$384,650
Revolving credit facility	110,637	230,907
Short term debt	431,427	161,644
Due to shareholders	323,662	537,846
Total current liabilities	1,182,472	1,314,957
Long term notes due to shareholders	295,773	189,899
Total liabilities	1,478,245	1,504,856

Stockholders’ deficit
Common stock, $0.001 par value per share, 350,000,000 shares authorized, 235,013,616 and 127,638,616 shares issued and outstanding	235,014	127,638
Additional paid-in capital	209,180	12,448
Accumulated other comprehensive income (loss)	83,902	(23,686)
Deficit accumulated during the development stage	(1,852,731)	(1,371,737)
Total stockholders’ deficit	(1,324,635)	(1,255,337)
Total liabilities and stockholders’ deficit	$153,610	$249,519

The accompanying notes are an integral part of the consolidated unaudited financial statements

LOT78, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Revenue, net	$92,591	$60,289	$302,045	$347,270
Cost of sales	69,082	44,751	246,239	231,109
Gross Profit	23,509	15,538	55,806	116,161
Expenses
Selling, general and administrative expenses	$164,632	$68,235	$557,275	$217,353
Foreign currency transaction adjustment	4,760	—	4,760	—
Depreciation and amortization	1,063	1,018	3,172	3,042
Total expenses	170,455	69,253	565,207	220,395
Other income (expense)
Interest expense	(7,641)	(2,243)	(28,014)	(1,516)
Gain on debt forgiveness		—	56,421	—
Total other income (expense)	(7,641)	(2,243)	28,407	(1,516)
Net loss	$(154,587)	$(55,958)	$(480,994)	$(105,750)
Foreign currency translation adjustments	20,133	7,456	107,588	(18,726)
Comprehensive income (loss)	(134,454)	(48,502)	(373,406)	(124,476)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding – basic	232,650,173	34,775,452	184,085,466	127,638,616

The accompanying notes are an integral part of the consolidated unaudited financial statements

LOT78, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(480,994)	$(105,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	297	210
Amortization	2,875	2,609
Gain on debt forgiveness	(56,421)	—
Change in operating assets/liabilities:
Accounts receivable	86,928	93,591
Prepaid expenses and other current assets	32,724	130
Inventory	(35,582)	23,485
Accounts payable and accrued expenses	(38,719)	238,021
Net cash provided by (used in) operating activities	(488,892)	252,296

Cash flows from investing activities
Cash acquired in reverse merger	28,964	—
Purchase of property and equipment	—	(1,118)
Net cash provided by (used) in investing activities	28,964	(1,118)
Cash flows from financing activities
Cash proceeds from share sales	325,000	—
Proceeds from short term debt	344,313	—
Repayment of short term debt	(88,232)	(163,638)
Change in bank overdraft	(109,714)	—
Repayment of shareholder loans	(67,165)	(83,459)
Net cash flows provided by financing activities:	404,202	(247,097)

Effect of foreign currency on cash and cash equivalents	56,675	286
Net increase (decrease) in cash	$949	4,081
Cash- beginning of period	—	322
Cash- end of period	$949	$4,689

Cash paid for interest	$17,285	$6,114
Cash paid for income taxes	$—	$—

Supplementary Non-Cash Information
Acquisition of Bold Energy, Inc	47,945	—
Purchase of fixed assets on account	2,487

The accompanying notes are an integral part of the consolidated unaudited financial statements

Lot78, Inc.

Notes to Financial Statements

Unaudited

1.	BASIS OF PRESENTATION & ORGANIZATION

Basis of presentation

The accompanying unaudited interim financial statements of Lot78, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in Form 8-K/A filed with the SEC on July 19, 2013.

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

Description of Business & Reverse Merger

We were incorporated as Bold Energy Inc. in the State of Nevada as a for-profit Company on June 27, 2008, to develop a wide range loyalty program based on “Global Club points” awarded for all purchases made in associated establishments. On November 10, 2009, a change in control occurred when Bold Energy, Inc. received a resignation notice from Orlando J. Narita from all of his positions with the Company, including President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, and Director. On November 30, 2009, Bold Energy, Inc. appointed Eden Clark as its new President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, Treasurer and as Director.

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

At the closing of the transactions contemplated by the Exchange Agreement (the “Closing”), the Company issued 127,638,616 new shares of its common stock to the Selling Stockholders in exchange for 100% of the issued and outstanding capital stock of Anio Ltd. And Eden Clark and Patrick DeBlois irrevocably cancelled a total of 123,817,552 restricted shares of common stock of the Company. As a result of the Share Exchange Agreement, Anio Ltd. Became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Anio Ltd. There were 100,574,016 shares of common stock outstanding prior to the reverse merger.  These shares were treated as issued during the nine months ended June 30, 2013 .

On May 17, 2013, the Company authorized the issuance of 3,821,064 shares of Common Stock with no cost basis, which were to be backdated to January 31, 2013, as said shares should have been included in an initial issuance pursuant to that certain Share Exchange Agreement dated November 12, 2012.

Lot78, Inc. was deemed to be the accounting acquirer in this transaction and as a result this transaction was accounted for as a reverse merger. The historical financial statements presented in this filing are those of Lot78, Inc. The assets and liabilities of Bold Energy, Inc. were recorded, as of completion of the merger, at fair value, which is considered to approximate historical cost, and added to those of Lot78, Inc.

Pursuant to the closing of the Share Exchange Agreement, Eden Clark resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole member of the Board of Directors of the Company. Concurrently, Oliver Amhurst was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole member of the Board of Directors. Subsequent to the Closing, Mr. Asgherali Gulamhussein was appointed as Chief Financial Officer and Director of the Company.

Our business is subject to seasonal fluctuations. Historically, sales of our products have been higher during quarter 2 and quarter 4. As a result, our quarterly and annual operating results and comparable sales may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable sales for any particular future period may decrease.

2.	GOING CONCERN

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception to June 30, 2013, of $1,852,731 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through debt and/or equity financing from third parties.

3.	SHORT TERM DEBT

At June 30, 2013 and September 30, 2012 short term debt consists of the following:

	June 30, 2013	September 30, 2012

Loans - CI LLC	$129,271	137,397
Loans – Other	$30,417	$—
Loans - Iceberg Investment Management Group	271,739	24,247
Total Short term debt	$431,427	$161,644

Short term loans from Iceberg Investment Management Group (“IIMG”) are unsecured and accrue interest at a rate of 2.5% per annum. During the nine months ended June 30, 2013, the Company received $313,012 from IIMG as short term loans, of which, $56,421 have been forgiven and netted off against the balance due. Short term loans from CI LLC (“CIL”) are unsecured and are interest free. During the nine months ended June 30, 2013, the Company received $31,301 from an individual as short term loans.

4.	RELATED PARTY TRANSACTIONS

As of June 30, 2013, the Company repaid loans to shareholders of $67,165.

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

5.	EQUITY

During the nine months ended June 30, 2013 the Company sold 1,300,000 shares of common stock for $325,000.

On June 5, 2013, the Company effectuated a forward stock split (the “Forward Split”) of its issued and outstanding common shares whereby every one (1) old share of the Company’s common stock was exchanged for four (4) new shares of the Company's common stock. As a result, the issued and outstanding shares of the Company’s common stock as of the Record Date, May 17, 2013, increased from 58,568,404 shares prior to the Forward Split to 234,273,616 shares following the Forward Split. FINRA confirmed approval of the Forward Split on June 4, 2013, payable as a dividend to shareholders, and the Forward Split became effective on June 5, 2013. All share and per share amounts have been adjusted retroactively to the first day of the first period presented in the accompanying consolidated financial statements.

6.	SUBSEQUENT EVENTS

On July 10, 2013 the Company entered into a Private Placement Subscription Agreement (the “Subscription Agreement”) with an individual investor (the “Subscriber”). Pursuant to the Subscription Agreement the Subscriber has agreed to purchase 2,000,000 shares of the Company’s common stock at a set price of $0.25 per share. The shares were duly issued on said date.

Funds for the above issue were received by the Company on July 12, 2013, and a proportion of these funds were used to repay the bank overdraft subsequent to which the fixed and floating charge on all property and assets was cancelled together with the Director’s personal guarantee.

The Company has also repaid $156,506 of debt to IIMG from the above proceeds.

eND OF NOTES TO FINANCIALS

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

Plan of Operation

As of June 30, 2013, we had $949 of cash on hand. We incurred operating expenses in the amount of $565,207 during the nine months ended June 30, 2013. These operating expenses were comprised of general and administrative expenses, professional fees, and directors’ and consulting fees, and other miscellaneous expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity and or debt financing to fund our operations over the next 12 months.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease our operations.

We do not expect the purchase or sale of any significant equipment and have no current material commitments.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity and or debt financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Results of Operations for the Three and Nine Months Ended June 30, 2013 and 2012

Revenues

We earned revenues of $92,591 for the three months ended June 30, 2013 compared to revenues of $60,289 for the three months ended June 30, 2012. For the nine month period ended June 30, 2013 we earned revenues of $302,045 compared to $347,270 for the corresponding period in 2012. The increase in revenues for the period ended June 30 2013 can be attributed to an early order from Net a Porter for our 2013 autumn/winter collection. Decreased revenues in the nine month period ended June 30, 2013 can be attributed to the difference in the timing of deliveries for the autumn/winter 2012 and 2011 seasons. The Company is reliant on our suppliers to manufacture goods so that we can deliver products to our wholesale customers each season. As there were delays in the production of the autumn/winter 2011 season, the revenue related to that season’s deliveries were recorded during the quarter ended December 31, 2011. The autumn/winter 2012 season, however, was produced and delivered during the quarter ended September 30, 2012. As such, the timing difference caused by the production and delivery of the autumn/winter 2012 and 2011 seasons caused the decrease in revenue in the nine month period ended June 30, 2013 compared to the same period from the prior year.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2013 were $69,082 compared to $44,751 for the three months ended June 30, 2012. Cost of goods sold represented 75% of sales for the three months ended June 30, 2013 as compared to 75% for the three months ended June 30, 2012. For the nine months ended June 30, 2013, cost of goods sold were $246,239 compared to $231,109 for the corresponding period in 2012. Cost of goods sold represented 82% of sales for the nine months ended June 30, 2013 as compared to 67 % for the nine months ended June 30, 2012. This increase in COGS as a percentage of sales for the three months can be attributed to the higher revenues achieved in this quarter. For the nine months ended June 30, 2013 the increase can be attributed to write offs of obsolete inventory and sales of overstock inventory at discounted prices during the quarter ended December 31, 2012. During the same quarter, the Company sold many of the goods from prior seasons to a discount retailer for cost value or minimal margins. In addition, we held a pre-Christmas 2012 discount sale, where prior season merchandise was sold at depressed margins as well.

Expenses

For the three months ended June 30, 2013, total expenses increased $101,202, to $170,455, as compared to $69,253 for the corresponding period in 2012. For the nine months ended June 30, 2013 total expenses increased $344,812, or 157%, to $565,207 as compared to $220,395 for the corresponding period in 2012. This increase can be attributed to increased professional fees related to the share exchange agreement, larger sample costs due to an increasing expansive collection, increased travel costs for spring/summer 2013 and autumn/winter 2013 sales, and increased personnel due to the expansion of operations.

Liquidity and Financial Condition

Working Capital
	June 30, 2013	September 30, 2012	Difference
Current Assets	$128,540	$222,164	$93,624
Current Liabilities	$1,182,472	$1,314,957	$(132,485)
Working Capital	$(1,053,932)	$(1,092,793)	$(38,861)

Cash Flows
	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Net Cash (Used) Provided by Operating Activities	$(488,892)	$252,296
Net Cash (Used) Provided by Investing Activities	$28,964	$(1,118)
Net Cash (Used) Provided by Financing Activities	$404,202	$(247,097)
Net Effect of Foreign Currency Translation	$56,675	$286
Net (Decrease) Increase in Cash During the Period	$949	$4,081

For the nine months ended June 30, 2013, net cash used in operating activities was $488,892 as a result of changes in our working capital and a nine month net loss of $480,994.

For the nine months ended June 30, 2013, net cash provided by financing activities was $404,202 as a result of proceeds from short term debt of $344,313 offset by debt repayments of $88,232, along with proceeds from the sale of common stock for $325,000. We repaid $67,165 to our shareholders and our bank overdraft decreased by $109,714.

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of June 30, 2013 is $949.

Our Company has funded some of its operations through debt financing with related party transactions.

As of June 30, 2013, our Company is obligated to David Hardcastle, a shareholder, for a non-interest bearing demand loan with a balance of $320,896 and a non-interest bearing long term loan with a balance of $295,773.

As of June 30, 2013, our Company is obligated to Oliver Amhurst, a shareholder, for a non interest bearing demand loan with a balance of $2,766

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

For the nine months ended June 30, 2013, our Company has a comprehensive loss of $373,406 and an accumulated deficit of $1,852,731. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the evaluation of these disclosure controls and procedures, the Company’s management concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are: (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.	Quarterly Issuances:

On May 16, 2013, the Company authorized the issuance of 2,240,000 shares of Common Stock at a price of $0.25 per share, pursuant to a private placement subscription offering, with an aggregate offering price of $140,000.

On May 17, 2013, the Company authorized the issuance of 3,821,064 shares of Common Stock with no cost basis, which were to be backdated to January 31, 2013, as said shares should have been included in an initial issuance pursuant to that certain Share Exchange Agreement dated November 12, 2012.

On June 5, 2013, the Company authorized the issuance of 200,000 shares of Common Stock at a price of $0.25 per share, pursuant to a private placement subscription offering, with an aggregate offering price of $50,000.

On June 7, 2013, the Company authorized the issuance of 200,000 shares of Common Stock at a price of $0.25 per share, pursuant to a private placement subscription offering, with an aggregate offering price of $50,000.

On June 4, 2013, the Company authorized the issuance of 340,000 shares of Common Stock at a price of $0.25 per share, pursuant to a private placement subscription offering, with an aggregate offering price of $85,000.

2.	Subsequent Issuances:

On July 10, 2013, the Company authorized the issuance of 2,000,000 shares of Common Stock at a price of $0.25 per share, pursuant to a private placement subscription offering, with an aggregate offering price of $500,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Quarterly Events

None, other than as previously disclosed.

Subsequent Events

On July 27, 2013, Mr. Asgherali Gulamhussein (“Mr. Gulamhussein”) was appointed as a Director of the Company to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed, as reported on Form 8-K filed with the Commission on August 12, 2013.

On August 9, 2013, the Company accepted the resignation of Mr. Oliver Amhurst (“Mr. Amhurst”) as the Chief Financial Officer of the Company, as reported on Form 8-K filed with the Commission on August 12, 2013. Mr. Amhurst shall remain in his positions as President, Chief Executive Officer, Secretary, Treasurer and a member of the Board of Directors of the Company. Mr. Amhurst’s resignation as Chief Financial Officer did not involve any disagreement with the Company.

On August 9, 2013, Mr. Gulamhussein was appointed as the Chief Financial Officer of the Company to serve until his successor is duly appointed, as reported on Form 8-K filed with the Commission on August 12, 2013.

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

LOT78, INC.

Date: August 19, 2013	/s/ Oliver Amhurst
By: Oliver Amhurst
Its: President and Chief Executive Officer

Date: August 19, 2013	/s/ Asgherali Gulamhussein
By: Asgherali Gulamhussein
Its: Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: August 19, 2013	/s/ Oliver Amhurst
By: Oliver Amhurst
Its: Director

Date: August 19, 2013	/s/ Asgherali Gulamhussein
By: Asgherali Gulamhussein
Its: Director

