Form 10-K
period 2013-09-30
LOT78, INC.
filed 2014-01-21
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

Commission File No. 000-54816

LOT78, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2940624
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

65 Alfred Road

Studio 209

London W2 5EU

(Address of principal executive offices, zip code)

00447801480109

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

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

Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $36,789,610 based upon the price of $0.415 at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol (“LOTE”).

As of January 14, 2014, there were 237,570,283 issued and outstanding shares of the Company’s common stock, $0.001 par value.

LOT78, INC.

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

·	The availability and adequacy of our cash flow to meet our requirements;
·	Economic, competitive, demographic, business and other conditions in our local and regional markets;
·	Changes or developments in laws, regulations or taxes in our industry;
·	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
·	Competition in our industry;
·	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
·	Changes in our business strategy, capital improvements or development plans;
·	The availability of additional capital to support capital improvements and development; and
·	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to the “Company”, “LOTE”, “we”, “us” and “our” are references to Lot78, Inc. and its wholly owned subsidiary Lot78 UK Ltd.   All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.	BUSINESS

General Overview

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

On February 4, 2013, Bold Energy, Inc. closed a voluntary share exchange transaction with Anio, Ltd., a limited liability company established under the laws of the United Kingdom, which conducts its primary line of business under the name “Lot78”, pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company and its controlling stockholders, on the one hand, with Anio Ltd. and the stockholders of Anio Ltd. (the “Selling Stockholders”), on the other hand.

At the closing of the transactions contemplated by the Exchange Agreement (the “Closing”), the Company issued 127,638,616 (post-split) new shares of its common stock to the Selling Stockholders in exchange for 100% of the issued and outstanding capital stock of Anio Ltd. and Eden Clark and Patrick DeBlois irrevocably cancelled a total of 123,817,552 (post-split) restricted shares of common stock of the Company. As a result of the Share Exchange Agreement, Anio Ltd. became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Anio Ltd.

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

The Company designs, markets, distributes, and sells apparel under the brand name "Lot78" to fashion-conscious consumers on four continents, including North America, Europe, Asia, and South America. We seek to be a trend setting leader in the design, marketing, distribution and sale of luxury street apparel. Our current collection is a full men’s and women’s contemporary ready-to-wear line which includes leather jackets, t-shirts, sweats, knitwear, accessories, jeans, chinos, and wool coats. We operate in three distinct but integrated segments: Wholesale, Consumer Direct and Core Services. Our Wholesale segment sells our products to industry-leading high-end global department stores, specialty retailers and boutiques; our Consumer Direct segment consists of e-commerce sales through our branded website located at www.lot78.com; and our Core Services segment provides product design, distribution, marketing and other overhead resources to the other segments.

Since our inception in 2008, we have developed a recognizable brand, expanded our product offerings, and initiated a growth strategy to expand both our Wholesale and Consumer Direct segment sales. A close and influential network of global contract manufacturers have greatly aided the expansion of the Lot78 collection, which started with four men’s leather jackets and developed to become a full men’s and women’s ready-to-wear fashion and apparel line. We utilize contract manufacturers located in Italy for the manufacture of our products. The majority of our production is based in the Venetian region of Italy, whose legacy befits our aesthetic heritage and focus on luxurious quality and innovative style. All garments are sourced, designed and manufactured by people with unique strengths, skills, and craftsmanship to create premium quality and reliable products that are in high demand with our targeted affluent demographics. We seek to continue to build our brand recognition that is characterized by unique style, timelessness, utility, and quality, as opposed to merely following prevailing fads or trends that do not have the same degree of potential growth or longevity over time.

Our Brand and Products

Since 2008, the Lot78 brand has developed an androgynous, contemporary image, which can aptly be described as a marriage of luxury and urbanity. We believe that the strength of the Lot78 brand name and image is derived from our emphasis on combining the brand’s London-based roots with its Italian-inspired construction. Our dedication to quality, utilization of Italian production and craftsmanship processes, and mastery of London-based urban and street-wear cultural imagery have combined to infuse our fashion and apparel collection with a unique and avant-guard take on contemporary fashion. We seek to be an innovator in premium lifestyle branding. Our fashion perspective is significantly influenced by our Founder, Mr. Oliver Amhurst, who is an influential figure in the fashion industry and has been at the forefront of style for more than a decade.

We currently offer a full collection of men’s and women’s ready-to-wear garments that we design, market, distribute and sell under the Lot78 brand. Our current men’s and women’s products include leather jackets, t-shirts, sweats, knitwear, accessories, jeans, chinos, and wool coats. Lot78 products often sell in the range of £55 to £900 (approximately $87 to $1,417 USD) per item at retail and occasionally we offer specialty items at higher prices. Our products are sold globally through upscale retailers, boutiques and specialty stores, our branded website located at www.lot78.com, and additional web retailers, such as Net-A-Porter.com, MrPorter.com, Shopbop.com and Barneys.com. We intend to continually diversify our product offerings and designs as part of our seasonal collections. We introduce new collections twice a year during the spring/summer and autumn/winter seasons.

Wholesale Segment

Our Wholesale segment sells our products to leading high-end global department stores, specialty retailers and boutiques that have the image and merchandising capability that we demand for the effective presentation of our products. Our products are stocked in Barneys, Harrods, Bloomingdales and Net-A-Porter, and in various specialty and boutique stores throughout the world. We have not entered into any contracts with these retailers. Sales are made when these retailers visit Lot78 each season to view our collection and place their orders. The orders are then sent to the manufacturer. Our Wholesale segment accounted for approximately 94% of our total gross sales in 2013. Two of our six employees work in the Wholesale Segment.

Consumer Direct Segment

Our Consumer Direct segment sells our products from our e-commerce site, www.lot78.com, and previously through our London store, 125 Ledbury Road, which closed on March 31, 2012. We accept and fill all customer orders received through our website internally. We plan to grow our Consumer Direct segment sales by opening two Lot78 branded retail stores in London by 2015 and 2016 and one branded retail store in New York by 2018. Our Consumer Direct segment accounted for approximately 6% of our gross sales in 2013. Two of our six employees work in the Consumer Direct Segment.

Core Services Segment

The Core Services segment provides product design, distribution, marketing, e-commerce and other overhead resources to the Wholesale and Consumer Direct segments. Four of our six employees work in the Core Services Segment.

Design and Product Development

Three of our six employees are part of our design team, which is led by Mr. Amhurst. Our design team is responsible for the design and development of our products. We do not currently have a formal research and development effort but our design team plans to continue to develop new merchandise styles for each seasonal collection. The development of our products from concept through manufacturing is engineered to be not only fashionable but durable as well.

Manufacturing

We outsource all of our manufacturing to third parties on an order-by-order basis. Currently, we have contract manufacturers in Italy, These contractors sew and finish Lot78 products to exacting design specifications. We believe we can meet our current production needs using these and other available contract manufacturers. Our Management oversees the manufacturing and quality control of our products by visiting the manufacturer factories or by having representatives from the manufacturers visit Lot78. Our Management also researches and develops new sources of supply for the materials used in the manufacturing of our products.

Sources and Availability of Raw Materials

The fabrics used in our products are sourced from fabric manufacturers located in Italy, Although we do not currently have any long-term agreements in place for the supply of our fabrics, threads or other components, such high quality fabrics are currently readily available from a number of suppliers, including mills located both in the United States and abroad.

Quality Control

Our quality control program ensures that products meet our high quality standards. A consultant to Lot78, who lives in Italy, monitors the quality of the fabrics used by our contract manufacturers prior to the production of garments and inspects prototypes of each product before production commences. Final random inspections of our products occur when our products are received in our distribution center. We believe that our quality control policy is integral in maintaining the quality, consistency and reputation of our products.

Distribution

Our distribution channels are showrooms we sign up in relevant territories such as the Archetype in New York, which represents our brand in North America and FourMarketing in Europe, Asia and the Middle East. We intend to expand globally through new and established distribution channels including wholesale, retail, e-commerce, concessions, and franchise and licensing agreements to further expand global brand exposure and new opportunities to increase sales revenue.

Marketing

We market our products to domestic and international wholesale customers by participating in industry trade shows around the world and by displaying our collections in various showrooms. Wholesale customers can be found in four continents and include specialty stores, major department stores, and off-price retailers. Our products are sold in the United States and in several other countries in leading, high-end premium stores, including Barneys, Harrods, and Bloomingdales, and in various boutique and specialty stores. We also sell our products through our branded website, www.lot78.com, and additional web retailers, such as Net-A-Porter.com, MrPorter.com, Shopbop.com and Barneys.com.

Our marketing and public relations strategy is designed to communicate the signature design aesthetic and lifestyle of our brand. Our unique, "refined grunge" style was created by our founder Mr. Oliver Amhurst. Our marketing is done in house by Mr. Amhurst and another employee of the Company and through our PR agency FourMarketing. Mr. Amhurst oversees every aspect of our marketing, which allows us to set the tone for integrity, consistency and direction of the Lot78 brand image worldwide.

Our marketing consists of a variety of channels including: national and international print advertising, strategic outdoor advertising, in-store advertising, digital advertising, guerilla marketing, involvement in the art community, social media and philanthropic acts. We are also actively involved in publications and blogs with global exposure in the world’s most reputable fashion publications, such as Vogue, WWD, Tatler and Nottingchic.com, due to our key relationships with influential writers, bloggers and fashion figures. This mix of media and channels is designed to support the brand's growth across diverse consumer groups and markets. In addition, the brand strategically cultivates and enjoys a strong and loyal celebrity following. These unpaid celebrity endorsements have been, and continue to be, highly effective in expanding our brand awareness and affinity.

Dependence on One or a Few Major Customers

We are highly dependent upon one or a few major customers. During the year ended September 30, 2013, Net-a-Porter represented 43% of our gross sales. During the year ended September 30, 2012, Net-a-Porter accounted for 59% of our gross sales. We have not entered into any specific long-term agreements with Net-a-Porter for the sale of our products. Net-a-Porter, as well as several of our other customers, purchase our products by submitting a Purchase Order to us. Upon delivery of our products, we provide an Order Confirmation to the customer, along with our general Supply Terms & Conditions. A copy of our general Supply Terms & Conditions was filed on July 19, 2013 as Exhibit 10.01 to our Current Report on Form 8-K and is incorporated herein by reference.

Our Wholesale segment sells our products to various global department stores, specialty retailers and boutiques including Barneys, Harrod’s, Bloomingdales, and Net-A-Porter. In total, we now have 20 stores that make up our Wholesale business.

Our Consumer Direct segment sells our products from our branded website, www.lot78.com. Customers of our website include the general public from around the world.

Business Strategy

Over the next five years, our growth strategy will focus on the following five key areas:

☐	Increase Global Wholesale Sales

Our distribution channels are showrooms we sign up in relevant territories such as the Archetype in New York, which represents our brand in North America and FourMarketing in Europe, Asia and the Middle East. We aim to expand our Wholesale segment by employing three key showrooms at global trade shows that we participate in, with the intention of further penetrating the Asian, European and American markets. The trade show circuit operates in conjunction with the global fashion weeks (Milan, Paris, London and New York). We believe that increased involvement in trade shows will enable us to further expose the Lot78 brand, explore a larger sales field and develop new relationships with retailers, which will potentially lead to increased revenues and greater brand awareness.

☐	Invest in Online Development and E-commerce Activity

We currently offer a globally accessible transactional website, www.lot78.com, which allows anyone with Internet access to purchase our products online. We are currently working with a website developer to make key operational advances to our website such as development of user-friendly operations and layout improvements. Further, we intend to present a greater number of products on our website and expand into further marketing techniques such as affiliate marketing and advertisement opportunities.

☐	Establish Stores and Seek Franchise Partnership Opportunities

We plan to launch the first branded Lot78 retail store in 2015 in London to engage a new consumer base. We feel that the introduction of our own stores will allow for stronger brand positioning and increased exposure. We intend to open two additional branded retail stores in London and New York in 2016 and 2018, respectively, to expose the brand to the impressive buying opportunity of the American and UK markets.

We will also seek joint licensing agreements with key global partners through expansion into new categories such as fragrances, footwear and accessories, with a focus on retaining the key elements of the brand’s identity.

☐	Diversify and Expand our Product Portfolio

We will continue to expand and strengthen our current product portfolio while exploring opportunities to diversify into new product categories within a ready-to-wear line. We believe that diversification engages new consumer interest and enables the brand to benefit from a proactive and developing brand image while stimulating revenue from increased buyer interest and awareness of the brand. Furthermore, we anticipate that expansion of our collection will enable wholesale activity to flourish as well as increased online sales.

☐	Expand our Team

Our team currently includes six employees with varied skills and backgrounds who engage in overlapping roles and responsibilities for different segments of our business. In the next five years, we aim to increase the number of direct in-house employees to fifteen people. Further, we intend to allocate a specific area(s) of our business strategy to a specific employee or employees and will focus on developing that employee’s skills in that area of responsibility. Such areas of responsibility will include sales, website and social media, design and production, marketing, public relations, administration, finance and product development. The expansion of our team will allow for focused development of all areas of our business.

Seasonality of Business

94% of our business works on a seasonal basis. We achieve our highest sales twice a year from our Autumn/Winter collection, which we receive monies from in July and August, and our Spring/Summer collection, which we receive monies from in January and February. The remaining 6% of our sales are non-seasonal and come in weekly from our e-commerce website, which presently is a growing part of our business.

Research and Development Activities

During the past two years, approximately £100,000 ($151,080 USD) has been spent on research and development. Our research and development activities focused on several different aspects of the business such as salaries to our designer and consultant in Italy, business trips to our manufacturers, attending fabric fairs, marketing, etc.

Trademarks

The “Lot78” brand is trademarked worldwide. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We consider our trademarks to be valuable assets in the marketing of our products and seek to protect them from infringement worldwide.

Government Regulation on the Business

Our business operations are subject to several international and domestic laws including labor and employment laws, laws governing advertising and promotions, privacy laws, safety regulations, import/export restrictions, consumer protection regulations that govern product standards and labeling, and several other regulations. We believe that we are currently in material compliance with all such applicable laws.

All of our products are manufactured outside of the United Kingdom. These products are imported and are subject to customs laws, which impose tariffs as well as import quota restrictions for apparel. While importation of goods from foreign countries from which we buy our products may be subject to embargo if shipments exceed quota limits, we currently are not restricted by quotas in the operation of our business. In addition, custom duties and tariffs do not comprise a material portion of the cost of our products.

Our e-commerce website and online content are subject to government regulation of the Internet in many areas, including user privacy, telecommunications, data protection, and commerce. The application of these laws and regulations to our business is often unclear and sometimes may conflict. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, advertising, etc. apply to the Internet.  Nonetheless, laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted covering issues such as user privacy, content, quality of products and much more.  Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, which may impose additional burdens on companies conducting business online.  Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity.  We believe that we are currently in material compliance with all such applicable laws.

We are also subject to environmental laws and regulations, including restrictions on the use of certain materials in our products. We have not and do not expect to incur any significant expenses to comply with any regulations governing the discharge of hazardous materials or other environment protection measures.

Competition

The retail apparel industry is highly competitive. We compete with numerous designers and manufacturers of apparel and accessories, domestic and international, including Rag & Bone, Alexander Wang, and Acne Jeans. Some of our competitors may be significantly larger, have substantially greater resources and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the building and sustaining of their brand identity and the marketing and sale of their products, or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete as effectively and may not be able to maintain or grow the demand for our brand.

Our competitive strength will depend on our ability to:

• anticipate and respond to changing consumer demands in a timely manner;

• maintain and increase favorable brand recognition;

• develop and produce high quality products that appeal to consumers;

• appropriately price our products;

• maintain the high quality of our products;

• ensure product availability;

• expand our product portfolio;

• add members to our team who possess the skills, know-how and desire to help us succeed;

• maintain an active role in the fashion industry;

• effectively market our products and brand name;

• effectively present our products at retail; and

• maintain and build relationships with key industry leaders.

Although we operate in a highly competitive market, we seek to distinguish Lot78 products by emphasizing superior quality, durability and craftsmanship. We believe that we have a competitive advantage in comparison to our competitors in the quality of our fabrics and craftsmanship, the unique style of Lot78, the superiority of our fits, and our price points.

Employees

As of the date of this Report, we employ a total of six full time employees. Our employees perform overlapping roles and have responsibilities for different segments of our business.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.	RISK FACTORS

As a “smaller reporting Company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located at 65 Alfred Road, Studio 209, London W2 5EU. We currently rent this space for approximately $1,500 USD a month.  Currently, this space is sufficient to meet our needs. We do not foresee any significant difficulties in obtaining any required additional space if needed.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the OTC Bulletin Board since July 6, 2009 under the symbol “GOBA.OB.” On October 11, 2012, our symbol was changed to “BOLD.OB” and on February 7, 2013, our symbol was again changed to “LOTE.OB” to reflect the Company’s name change. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

The following table sets forth the high and low closing prices for our common stock per quarter ended, based on our September 30 fiscal year end, as quoted on the OTC Bulletin Board for the last two fiscal years, without retail mark-up, mark-down or commission and may not represent actual transactions:

FISCAL QUARTER ENDED	HIGH ($)	LOW ($)
2013
September 30, 2013	0.61	0.095
June 30, 2013	6.25	0.295
March 31, 2013	1.71	0.15
2012
December 31, 2012	0.15	0.15
September 30, 2012	0.15	0.15
June 30, 2012	0.55	0.13
March 31, 2012	0.61	0.52
2011
December 31, 2011	0.56	0.31

Warrants, Options and Other Rights to Acquire Shares

There are no outstanding warrants or options to purchase our securities.

On August 30, 2013, the Company entered into an Unsecured Senior Convertible Promissory Note (the “Note”) with Banque Benedict Hentsch & Cie SA (“Banque Benedict”) for the principal sum of Three Hundred and Fifty Thousand Dollars ($350,000) plus simple interest thereon at the rate of ten percent (10%) per annum. Banque Benedict has the option at any time to convert the Note in whole into shares of the common stock of the Company at the conversion rate of $0.125 per share. Unless the Note is earlier converted, the total principal and unpaid interest is due on September 1, 2016. A true and correct copy of the Note was filed with the SEC on September 4, 2013, as part of our Current Report on Form 8-K.

On September 9, 2013, the Company entered into an Unsecured Senior Convertible Promissory Note (the “Note”) with Monument Assets & Resources Company Ltd (“Monument Assets”) for the principal sum of One Hundred Thousand Dollars ($100,000) plus simple interest thereon at the rate of ten percent (10%) per annum. Monument Assets has the option at any time to convert the Note in whole into shares of the common stock of the Company at the conversion rate of $0.125 per share. Unless the Note is earlier converted, the total principal and unpaid interest is due on September 1, 2016. A true and correct copy of the Note was filed with the SEC on September 11, 2013, as part of our Current Report on Form 8-K.

Holders

As of January 14, 2014, 237,570,283 issued and outstanding shares of common stock were held by approximately 182 shareholders of record.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation

As of September 30, 2013, we had $274,312 of cash on hand. We incurred operating expenses in the amount of $1,066,916 during the year ended September 30, 2013. These operating expenses were comprised of general and administrative expenses, professional fees, directors’ and consulting fees, and other miscellaneous expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity and or debt financing to fund our operations over the next 12 months.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease our operations.

We do not expect the purchase or sale of any significant equipment and our material commitments have been mentioned in Note 13.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity and or debt financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Revenues

We earned revenues of $777,110 for the year ended September 30, 2013 compared to revenues of $560,368 for the year ended September 30, 2012. The increase in revenues for the year ended September 30, 2013 can be attributed to new stores buying our collection for the FW13 season. Bloomingdales, East Dane (Mens division of Shop Bop), The Tannery, and Blue One were some of the stores which bought our collection in the current period. Furthermore, our existing stores of Net a Porter, Shop Bop and Mr Porter also increased their orders with us in 2013 compared to 2012.

Cost of Goods Sold

Cost of goods sold for the year ended September 30, 2013 were $588,230 compared to $349,791 for the year ended September 30, 2012. Cost of goods sold represented 76% of sales for the year ended September 30, 2013 as compared to 63% for the year ended September 30, 2012. This increase in cost of goods sold as a percentage of sales for the year can be attributed to the higher revenues achieved in this quarter. For the year ended September 30, 2013 the increase can be attributed to write offs of obsolete inventory and sales of overstock inventory at discounted prices during the quarter ended December 31, 2012. During the same quarter, the Company sold many of the goods from prior seasons to a discount retailer for cost value or minimal margins. In addition, we held a pre-Christmas 2012 discount sale, where prior season merchandise was sold at depressed margins which had an impact on the value of cost of goods sold going up during the year. There were no write offs for stock or discounted sales for in the year 2012.

Expenses

For the year ended September 30, 2013 total expenses increased $737,752, or 224%, to $1,066,916. This increase can be attributed to increased professional fees related to the share exchange agreement, larger sample costs due to an increasing expansive collection, increased travel costs for spring/summer 2013 and autumn/winter 2013 sales, the cost of appointing a CEO and CFO during the year. We have also incurred one off costs relating to professional fees and consultancy services pursuant to the share exchange agreement and raising debt finance in the region of $185,000.

Working Capital
	At September 30, 2013	At September 30, 2012	Difference
Current Assets	$531,929	$222,164	$(309,765)
Current Liabilities	$1,358,481	$1,314,957	$43,524
Working Capital	$(826,552)	$(1,092,793)	$(266,241)

Cash Flows
	Year Ended September 30, 2013	Year Ended September 30, 2012
Net Cash (Used) Provided by Operating Activities	$(932,730)	$366,179
Net Cash (Used) Provided by Investing Activities	$2,050	$(1,206)
Net Cash (Used) Provided by Financing Activities	$1,142,049	$(365,298)
Net Effect of Foreign Currency Translation	$62,943	$3
Net (Decrease) Increase in Cash During the Period	$274,312	$(322)

For the year ended September 30, 2013, net cash used in operating activities was $932,730 as a result of changes in our working capital and a year end net loss of $899,935.

For the year ended September 30, 2013, net cash provided by financing activities was $1,142,049 as a result of proceeds from debt of $830,142 along with proceeds from the sale of common stock for $825,000. We repaid $282,192 of debt and our bank overdraft decreased by $230,901.

We will require additional funds to fund our budgeted expenses in the future. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. For the year ended September 30, 2013 we have managed to raise $1,655,142 through debt and equity financing. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Furthermore, we may continue to be unprofitable. We will need to raise additional funds in the future in order to proceed with our budgeted expenses. Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of September 30, 2013 is $274,312.

Our Company has funded some of its operations through debt financing with related party transactions.

As of September 30, 2013, our Company is obligated to David Hardcastle, a shareholder, for a non-interest loan with a balance of $636,533.

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

Going Concern

For the year ended September 30, 2013, our Company has a comprehensive loss of $834,115 and an accumulated deficit of $2,271,672. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future Financing

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LOT78, INC.

Audited

September 30, 2013 and 2012

Index

Report of Independent Registered Public Accounting Firms Balance Sheets	F-1 F-2
Statements Of Operations	F-3
Statement Of Stockholders' Equity (Deficit)	F-4
Statements Of Cash Flow	F-5
Notes To Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lot78, Inc.

London, UK

We have audited the accompanying consolidated balance sheet of Lot78, Inc. and its subsidiary (collectively, “the Company”) as of September 30, 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lot78, Inc. and its subsidiary as of September 30, 2013 and the results of their consolidated operations and  cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss for the year ended September 30, 2013and has a working capital deficit as of September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

January 20, 2014

Lot78, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lot78, Inc.

We have audited the accompanying balance sheet of Lot78, Inc. as at 30 September 2012, the related statement of operations, the statement of cash flows and notes for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining' on a test basis' evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Opinion on financial statements

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Lot78, Inc. at 30 September 2012 and the results of its operations for the year ended 30 September 2012 in conformity with U.S. Generally Accepted Accounting Principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole present fairly in all material respects the information set forth therein.

Emphasis of matter – going concern

In forming our opinion on the financial statements, we have considered the adequacy of the disclosure made in Note 2 to the financial statements concerning the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LUBBOCK FINE

/s/ LUBBOCK FINE

London

13 December 2012

LOT78, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$274,312	$-
Accounts receivable	132,422	117,931
Prepaid expenses and other current assets	63,735	47,601
Inventory, net	61,460	56,632
Total current assets	531,929	222,164
Property and equipment, net	3,614	928
Patents, net	22,457	26,427
Total assets	$558,000	$249,519
LIABILITIES AND STOCKHOLDERS’ DEFICIT Current liabilities:
Accounts payable and accrued liabilities	$280,535	$384,585
Accounts payable – related party	26,850	-
Revolving credit facility	-	230,901
Debt due to third parties	137,156	137,394
Debt due to related parties	32,272	-
Derivative liabilities	434,464	-
Convertible debt due to shareholders	124,610	-
Due to shareholders	322,594	562,077
Total current liabilities	1,358,481	1,314,957
Long term notes due to shareholders	313,813	189,899
Convertible debt, net of discount of $437,500 and $0	12,500	-
Total long term liabilities	326,313	189,899
Total liabilities	$1,684,794	$1,504,856

Stockholders’ deficit
Common stock, $0.001 par value per share, 350,000,000 shares authorized, 237,403,616 and 127,638,616 shares issued and outstanding	237,404	127,638
Additional paid-in capital	865,340	12,448
Accumulated other comprehensive income (loss)	42,134	(23,686)
Accumulated deficit	(2,271,672)	(1,371,737)
Total stockholders’ deficit	(1,126,794)	(1,255,337)
Total liabilities and stockholders’ deficit	$558,000	$249,519

 The accompanying notes are an integral part of these consolidated financial statements

 LOT78, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

	Year Ended September 30, 2013	Year Ended September 30, 2012
Revenue, net	$777,110	$560,368
Cost of sales	588,230	349,791
Gross Profit	188,880	210,577
Expenses
Selling, general and administrative expenses	$1,061,941	$325,106
Depreciation and amortization	4,975	4,058
Total expenses	1,066,916	329,164
Other income (expense)
Interest expense	(37,435)	(6,908)
Gain on derivative liabilities	15,536	-
Total other income (expense)	(21,899)	(6,908)
Net loss	$(899,935)	$(125,495)
Foreign currency translation adjustments	65,820	(40,727)
Comprehensive income (loss)	(834,115)	(166,222)
Basic and diluted loss per share	$0.00	$0.00
Weighted average shares of common stock outstanding – basic	197,442,890	127,638,616

The accompanying notes are an integral part of these consolidated financial statements

LOT78, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

						Accumulated
	Number of					Other
	Common		Common	Paid in	Accumulated	Comprehensive
	Shares		Stock	Capital	Deficit	Income/ (loss)	Total
Balance at September 30, 2011	127,638,616	$	$ 127,639	$12,447	$(1,246,242)	$17,041	$(1,089,115)
Foreign Currency translation adjustment						(40,727)	(40,727)
Net loss	-		-	-	(125,495)	-	(125,495)
Balance at September 30, 2012	127,638,616		$127,639	$12,447	$(1,371,737)	$(23,686)	$(1,255,337)
Shares issued to acquire Bold Energy	228,212,552		228,213	(249,105)	-	-	(20,892)
Common shares cancelled	(123,817,552)		(123,818)	123,818	-	-	-
Shares issued for cash	4,980,000		4,980	820,020	-	-	825,000
Shares issued for services	390,000		390	158,160	-	-	158,550
Net loss	-		-	-	(899,935)	-	(899,935)
Foreign currency translation adjustment	-		-	-	-	65,820	65,820
Balance September 30, 2013	237,403,616		$237,404	$865,340	$(2,271,672)	$42,134	$(1,126,794)

 The accompanying notes are an integral part of these consolidated financial statements

LOT78, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months Ended	Twelve Months Ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(899,935)	$(125,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,178	301
Amortization	3,797	3,758
Gain on derivative liabilities	(15,536)	-
Debt discount amortization	12,500	-
Stock based compensation	158,550	-
Gain on debt settlement	(54,939)	-
Loss on disposal of fixed assets	-	10,838
Change in operating assets/liabilities:
Accounts receivable	(14,491)	(39,544)
Prepaid expenses and other current assets	(16,134)	(7,421)
Inventory	(4,828)	18,024
Accounts payable and accrued expenses	(102,892)	505,718
Net cash provided by (used in) operating activities	(932,730)	366,179

Cash flows from investing activities
Cash acquired in reverse merger	5,483	-
Purchase of property and equipment	(3,433)	(1,206)
Net cash provided by (used) in investing activities	2,050	(1,206)
Cash flows from financing activities
Cash proceeds from issuance of shares	825,000	-
Cash proceeds from convertible notes	450,000	-
Proceeds from issuance of debt	-	531
Repayment of debt	-	(365,829)
Change in bank overdraft	(230,901)	-
Proceeds from shareholder loans	380,142	-
Repayment of shareholder loans	(282,192)	-

Net cash flows provided by financing activities:	1,142,049	(365,298)

Effect of foreign currency on cash and cash equivalents	62,943	3
Net increase (decrease) in cash	$274,312	$(322)
Cash- beginning of period	-	322
Cash- end of period	$274,312	$-

Cash paid for interest	$18,092	$6,114
Cash paid for income taxes	$-	$-

Supplementary Non-Cash Information
Debt discount due to derivative liabilities	450,000	-
Net assets acquired from Bold Energy, Inc.	20,892	-

 The accompanying notes are an integral part of these consolidated financial statements

LOT78, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1. BASIS OF PRESENTATION & ORGANIZATION

Basis of presentation

The accompanying consolidated financial statements include the accounts of Lot78, Inc. and its wholly owned subsidiary, Lot78 UK Ltd.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Any reference herein to “Lot78”, the “Company”, “we”, “our” or “us” is intended to mean Lot78, Inc. including the subsidiaries indicated above, unless otherwise indicated.

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

At the closing of the transactions contemplated by the Exchange Agreement (the “Closing”), the Company issued 127,638,616 new shares of its common stock to the Selling Stockholders in exchange for 100% of the issued and outstanding capital stock of Anio Ltd. And Eden Clark and Patrick DeBlois irrevocably cancelled a total of 123,817,552 restricted shares of common stock of the Company. As a result of the Share Exchange Agreement, Anio Ltd. Became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Anio Ltd. The Company acquired the net assets of Bold Energy, Inc. of $20,892 in the transaction, which consisted primarily of accounts payable.

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

Our business is subject to seasonal fluctuations. Historically, sales of our products have been higher during the second and fourth quarters. As a result, our quarterly and annual operating results and comparable sales may fluctuate significantly as a result of seasonality. Accordingly, results for any one quarter or year are not necessarily indicative of results to be expected for any other quarter or for any year, and comparable sales for any particular future period may decrease.

2. GOING CONCERN

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit and a working capital deficit as of September 30, 2013 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through debt and/or equity financing from third parties.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting convention

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (United States Generally Accepted Accounting Practice).

Principles of consolidation

The consolidated financial statements include the accounts of Lot78 Inc and its wholly-owned subsidiary for the years ended September 30, 2013 and 2012. All significant inter-company transactions and balances have been eliminated in consolidation.

Nature of operations

Our principal activity continued to be that of designing, marketing and distributing apparel under the brand name “Lot78”.

Operating segment information

The Company predominantly operates in one industry segment, the fashion industry. Substantially all of the Company's assets and employees are in one location at the Company's headquarters in London, United Kingdom.

Use of estimates

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

Fair value of financial instruments

The carrying value of the Company's financial instruments (principally consisting of cash equivalents, accounts receivable, short-term investments and accounts payable) approximates fair value either because of the expected short-term collection or payment period or because the terms are similar to market terms.

Cash and cash equivalents

Cash and cash equivalents include certain investments with original maturities of three months or less, such as money market accounts.

Restricted Cash

Under the terms of the our Factoring agreement, the Company may obtain advances of up to 80 percent of eligible accounts receivable, subject to a 1.8 percent per fixed fee and a factors discount fee of 3.00% above the greater of LIBOR, the base rate quoted from time to time by Barclays Bank PLC (or its successors). The remainder of the twenty percent is held in a restricted cash reserve account, which is released to the Company upon payment of the receivable. As of September 30, 2013, the Company did not have significant amounts of restricted cash.

Accounts receivable

Accounts receivable are reported at the amount management expects to collect from outstanding balances. Differences between the amount due and the amount management expects to collect are reported in the results of operations of the year in which those differences are determined, with an offsetting entry to a valuation allowance for trade accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of 30 September 2013 and 2012, the allowance for doubtful accounts totals $0 and $0, respectively.

Inventories

Inventories are valued at the lower of cost (determined by a first-in first-out method) and net realizable value and consist entirely of finished goods.

Long-lived assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist primarily of fixed assets.

Intangible assets

Patent costs are amortized over the shorter of the life of the patent (ten years) or the related product on a straight-line basis, and are tested for impairment on an annual basis. Patents are periodically reviewed by management to determine the recoverability of these assets.

Revenue recognition

Goods are shipped to retailers in accordance with specific customer orders. The Company recognizes wholesale sales when the risks and rewards of ownership have transferred to the customer, determined by the Company to be when the goods have been dispatched, at which point the title to the merchandise passes to the customer. The Company recognizes retail sales upon customer receipt of merchandise, generally at the point of sale.

Returns from wholesale and retail customers are accounted for when the goods have been received by the company, and revenue reduction is recognized at this point. Trade discounts are recognized when the sale arises. Settlement discounts are recognized once payment has been received.

The Company's sales are recorded net of applicable sales taxes, any returns discounts and other allowances.

Stock based compensation

ASC 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for share based payments to employees in accordance with ASC 718 and share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Translation of foreign currencies

Assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included as a separate component of stockholders' equity and are included in other comprehensive income (loss).

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company computes net income (loss) per share in accordance with ASC 260. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding as of September 30, 2013 and 2012.

Major customers

During the year ended 30 September 2013, two customer represented 53% of gross sales. During the year ended 30 September 2012, one customer accounted for 59% of gross sales.

Shipping and handling costs

The Company expenses shipping and handling to cost of goods sold and overhead accounts. For the years ended 30 September 2013 and 2012, freight expense to other than cost of goods sold was $38,807 and $26,415 respectively.

Advertising

Advertising costs are incurred in selling and general administration expenses, and are expensed when the advertising or promotion is published or presented to customers.

Derivatives

The valuation of our embedded derivatives are determined primarily by the Black Scholes model. An embedded derivative is a derivative instrument that is embedded within another contract. In the case of a convertible note payable (the host contract), any right to convert the note by the holder, certain default redemption right premiums and a change of control premium (payable in cash if a fundamental change occurs) are each embedded derivative instruments. In accordance with ASC 815 “Accounting for Derivative Instruments and Hedging Activities”, as amended, these embedded derivatives are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability and resulting in a non-cash loss charge that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share.

To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term. The fair value recorded for the derivative liability varies from period to period. This variability may result in the actual derivative liability for a period either above or below the estimates recorded on our consolidated financial statements, resulting in significant fluctuations in other income (expense) because of the corresponding non-cash gain or loss recorded.

Income Taxes

In accordance with ASC 740 “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Recent Accounting Pronouncements

The Company does not expect any recent accounting pronouncements to have a material impact to its consolidated financial statements.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets for the years ended September 30, 2013 and 2012 were $63,735 and $47,601, respectively. Prepaid expenses and other current assets represent prepayments for samples and fabrics and amounts paid for goods and services yet to be received.

5. INTANGIBLE ASSET

	At September 30, 2013	At September 30, 2012
Patents	$37,229	$37,229
Less, accumuated amortization	(14,772)	(10,802)
Patents - Net	$22,457	$26,427

Amortization expense for the year ended September 30, 2013 and 2012 were $3,797 and $3,758, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	At September 30, 2013	At September 30, 2012
Computers	$4,639	$1,206
Less, accumulated depreciations	(1,025)	(278)
Property and equipment, net	$3,614	$928

During the year ended September 30, 2013, the Company purchased computers worth $3,433. Depreciation expense for the year ended September 30, 2013 and 2012 was $1,178 and $278, respectively.

7. REVOLVING CREDIT FACILITY

The Company had an overdraft facility of £125,000 with Adam & Co Bank in the United Kingdom. This facility was repaid on 15th July 2013 and was not renewed.

The Company also has a factoring facility with Bibby Trade Services Ltd (“Bibby”) of £100,000 renewable on an annual basis.

Subsequent to the year ended, this facility was increased to £600,000. As of September 30, 2013, amounts owed under this facility were nominal.

Under the terms of the our factoring facility, the Company may obtain advances of up to 80 percent of eligible accounts receivable, subject to a 1.8 percent per fixed fee and a factors discount fee of 3.00% above the greater of LIBOR, the base rate quoted from time to time by Barclays Bank PLC (or its successors). The remainder of the twenty percent is held in a restricted cash reserve account, which is released to the Company upon payment of the receivable. Bibby has full recourse under the agreement to return any receivables for which funds have been advanced. As a result, the Company does reduce its accounts receivable until Bibby has collected on the invoices that have been factored.

8. CONVERTIBLE DEBT, DERIVATIVE LIABILITIES & FAIR VALUE MEASUREMENTS

Convertible Debt – IIMG

Loans from Iceberg Investment Management Group (“IIMG”) are unsecured and accrue interest at a rate of 2.5% per annum. During the twelve months ended September 30, 2013, the Company received $312,260 from IIMG as short term loans, of which, $54,939 have been forgiven and netted off against the balance due. The Company has also repaid $156,130 of these loans during the year. If unpaid by the maturity date, all amounts loaned from IIMG are convertible into common stock of the Company at 80% of the Company’s volume weighted average price (“VWAP”) for the 5 previous days prior to execution of the promissory note.

Convertible Debt – Embedded Derivatives

On August 30, 2013, the Company entered into an Unsecured Senior Convertible Promissory Note (the “Note”) with Banque Benedict Hentsch & Cie SA (“Banque Benedict”) for the principal sum of Three Hundred and Fifty Thousand Dollars ($350,000) plus simple interest thereon at the rate of ten percent (10%) per annum. Banque Benedict has the option at any time to convert the Note in whole into shares of the common stock of the Company at the conversion rate of $0.125 per share. Unless the Note is earlier converted, the total principal and unpaid interest is due on September 1, 2016.

On September 9, 2013, the Company entered into an Unsecured Senior Convertible Promissory Note (the “Note”) with Monument Assets & Resources Company Ltd (“Monument Assets”) for the principal sum of One Hundred Thousand Dollars ($100,000) plus simple interest thereon at the rate of ten percent (10%) per annum. Monument Assets has the option at any time to convert the Note in whole into shares of the common stock of the Company at the conversion rate of $0.125 per share. Unless the Note is earlier converted, the total principal and unpaid interest is due on September 1, 2016.

The above conversion notes contain a reset provision whereby the conversion price on the notes can be reduced based on future equity transactions of the Company. As a result, the conversion options were classified as derivative liabilities at their fair value on the date of issuance. The fair value of the derivative liabilities exceeded the principal amount of the notes, resulting in a full debt discount of $450,000, $12,500 of which was amortized to interest expense during the year ended September 30, 2013.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.
Level 2 –	Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.
Level 3 –	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities net September 30, 2013	$-	$-	$434,464	$434,464

The following table summarizes the changes in the derivative liabilities during the year ended September 30, 2013:

Additions due to new convertible debt and warrants issued	$665,223
Change in fair value	230,759
Ending balance as of September 30, 2013	$434,464

The gain on derivative liabilities of $15,536 in the accompanying consolidated statement of operations consists of the change in fair value of $230,759 noted above and a loss on derivative liabilities of $215,223 which represents the amount by which the derivative liabilities exceeded the related principal amount of the notes on the date of issuance.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent re-measurements.  Included in the model are the following assumptions: stock price at valuation date of $0.1211, exercise price of $0.125, dividend yield of zero, years to maturity of 2.92, risk free rate of 0.04 – 0.13 percent, and annualized volatility of 338.12 – 578.10 percent.

9. DEBT – THIRD PARTIES AND RELATED PARTIES

At September 30, 2013 and September 30, 2012 debt consists of the following:

	At September 30, 2013	At September 30, 2012
Loans - CI LLC	$137,156	$137,397
Loans – Anthony Amhurst – Related Party	32,272	32,272
Loans – Ollie Amhurst - Officer	-	72,308
Loan – IIMG	-	24,246
Loans – David Hardcastle – Shareholder ($322,720 short-term)	636,533	550,839
Total Debt to shareholders and third parties	$805,961	$817,062

The Short term loans from CI LLC (“CIL”) are unsecured and interest free.

IIMG loaned the Company 15,000 GBP during the year ended September 30, 2012. The amount was unsecured and due on November 15, 2012.

This amount was forgiven during the year ended September 30, 2013. See Note 8.

During the year ended September 30, 2012, the Company received $32,272 as a short term loan from Anthony Amhurst, a related party on an unsecured interest free basis.

As of September 30, 2013, the Company has repaid loans to shareholders of $72,308.

Long-term loans from David Hardcastle are unsecured and are currently non-interest bearing. However, once the Company secures significant external financing, long term loans from shareholders begin accruing interest at bank rate plus 2% per annum and will be payable in quarterly installments over a 3 year period.

10. RELATED PARTY TRANSACTIONS

As of September 30, 2013, the Company owed an officer $26,850 for accounting and consultancy fees.

11. EQUITY

During the year ended September 30, 2013, the Company issued:

-	4,980,000 shares of common stock for $825,000 in cash
-	390,000 shares of common stock with a fair value of $158,550 for services

On June 5, 2013, the Company effected a 4:1 forward stock split. All share and per share amounts have been adjusted retroactively to the first day of the first period presented in the accompanying consolidated financial statements.

12. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at September 30:

Cumulative Net Loss Carry Forward
	Year of Origin	Lot78	Total

	2011	$ 1,246,241	$ 1,246,241
	2012	125,495	125,495
	2013	899,935	899,935
			$ 2,271,671

Income Tax provision

Tax provision	2013	2012

Loss before income taxes	$ (899,935)	$ (125,495)

Income tax recovery	(179,987)	(25,099)
Valuation allowance	179,987	25,099

	$ -	$ -

Net operating losses	$ 2,271,671	$ 1,371,736
Corporate Tax Rate	20.0%	20.0%

Total Deferred Tax Assets	454,334	274,347
Valuation Allowance	(454,334)	(274,347)
Net deferred tax Assets	$ -	$ -

The Company's ability to utilize the net operating loss carryforwards in future years will be significantly limited in accordance with the provisions of Section 382 of the Internal Revenue Code, because of the changes in ownership that have occurred in the prior years. The Company's NOL may be further limited should there be any further changes in ownership. As defined in Section 382 of the Internal Revenue Code, the Company who has undergone, or may undergo in the future, a greater than fifty percent ownership change as a result of financing initiatives. Consequently, there may be limitations on the amount of the Company's NOLs which may be utilized to offset future taxable income in any one year.

13. COMMITMENTS AND CONTINGENCIES

In November 2012, Anio Limited (now named Lot 78 UK Limited)  entered into  a Consulting and Services Agreement with Iceberg Investments Management Group Limited , a British Virgin Islands corporation. This document includes a provision that Lot78 UK Ltd would pay a success fee of USD$770,000 on the closing of any financing in the amount exceeding $3,000,000.  The amount of the success fee purportedly payable reduces if the financing is less than $3,000,000. For these purposes, Iceberg have confirmed that no success fee would be payable if the financing is less than $1,450,000 and $500,000 whether by equity or loan raised from or introduced by Banque Benedict Hentsch & CIE SA is excluded. If Iceberg  is not successful in obtaining financing for the Company within 18 months of a potential merger or transaction there are provisions that Lot78 UK Ltd provide a convertible promissory note.

The Company is taking legal advice on this document, the enforceability of its provisions and reserves its position as to whether such fees will be payable under or pursuant to this document.

14. SUBSEQUENT EVENTS

On 30th December 2013, the Company’s fully owned subsidiary Lot78 UK Ltd increased it’s trade and factoring facility with Bibby Trade Services Ltd from one hundred thousand pounds sterling (£100,000) to six hundred thousand pounds sterling (£600,000).

End of Notes to the Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of September 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at September 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	Incorrect recording of stock based compensation and certain related party payables - As at September 30, 2013, the Company incorrectly recorded stock based compensation transactions and certain related party transactions in accordance with US GAAP.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is able to maintain steady business operations and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers. Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors, or until his death, resignation or removal.

Name	Age	Position	Date Appointed
Oliver Amhurst	41	President, CEO, Treasurer, Secretary and Director	Feb. 4, 2013
Asgherali Gulamhussein	38	Director	Jul. 27, 2013
		CFO	Aug. 9, 2013

Identification of Certain Significant Employees

We currently employ a total of six full time employees. Our employees perform overlapping roles and have responsibilities for different segments of our business.

Family Relationships

We currently do not have any officers or directors of our Company who are related to each other.

Business Experience

The biographies of our directors and officers are as follows:

OLIVER AMHURST. Mr. Amhurst has been in the fashion business for over 15 years and has spent the past six years building the Lot78 brand into a full ready-to-wear collection. Mr. Amhurst has been a full-time employee of Lot78 for the past five years. Mr. Amhurst started his career in the stock room at the Emporio Armani store in London, but rose through ranks of the company to end up running the wholesale division of all Armani products in the UK. He has extensive contacts with some of the world’s leading buyers in the fashion industry, who have all supported him throughout the growth of the Lot78 brand. Mr. Amhurst has not been a director for any other company during the past five years. Mr. Amhurst was appointed as an officer and director of the Company due to his years of experience in the fashion industry and his success in building the Lot78 brand, as well as his unique sense of style in contemporary fashion inspired by his London-based roots.

ASGHERALI GULAMHUSSEIN. Mr. Gulamhussein has a strong background in finance and accounting having qualified as a Chartered Certified Accountant (ACCA) with KPMG in 1998 and admitted as a Fellow of the Association in 2003 (FCCA). From 1998 to 2001, Mr. Gulamhussein was in Audit & Accountancy with Alliotts and Andersons Moledina. In August 2001, Mr. Gulamhussein formed Oxford Care Homes Ltd., a care home company with an interest in giving care to the elderly in the United Kingdom. He was appointed as a Director of Oxford Care Homes Ltd. and still currently holds this post. In June 2005, Mr. Gulamhussein helped set up Anio Ltd (now Lot78 UK Ltd) and provided bookkeeping and accounting services to the company. He was instrumental in providing the financial information to the Directors and Shareholders on an annual basis and guided the company through the Share Exchange Agreement with Anio Ltd. during 2012 and 2013.  The Board of Directors of the Company appointed Mr. Gulamhussein as a Director of the Company based on the belief that his financial and accounting knowledge, together with knowledge of the Company and business, having being involved with it from the inception stage, would be a valuable asset to the Company.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee shall at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

The Company has adopted an informal Code of Ethics that applies to our officers and directors, which we feel is sufficient at this time.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended September 30, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended September 30, 2013, and the representations made by the reporting persons to us, we believe that during the year ended September 30, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have not complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Effective May 14, 2013, the Company changed its fiscal year end from July 31 to September 30. The following table sets forth the compensation paid to the Company’s executive officers during the years ended September 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year End (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eden Clark (2) Former President, CEO, CFO, Treasurer and Director	2012	6,000	0	1,950,000	0	0	0	0	1,956,000
	2013	0	0	0	0	0	0	0	0
Patrick DeBlois(3) Former Secretary	2012	0	0	1,950,000	0	0	0	0	1,950,000
	2013	0	0	0	0	0	0	0	0
Oliver Amhurst(4) Current President, CEO, Treasurer, Secretary and Director	2012	17,979	0	0	0	0	0	0	17,979
	2013	69,355	0	0	0	0	0	0	69,355
Asgherali Gulamhussein(5) Current CFO and Director	2012	0	0	0	0	0	0	0	0
	2013	20,817	0	54,000	0	0	0	0	74,817

(1) Effective May 14, 2013, the Company changed its fiscal year end from July 31 to September 30. The compensation presented above for the year 2012 covers the yearly period from October 1, 2011 to September 30, 2012. The compensation presented above for the year 2013 covers the yearly period from October 1, 2012 to September 30, 2013.

(2) Ms. Eden Clark, the former President, CEO, CFO, Treasurer and Director of the Company was paid $500 per month for her services as an officer and director of the Company.  The Company believes that $500 per month is adequate compensation for such services. During the year ended September 30, 2012, the Company issued 15,000,000 shares to Ms. Eden Clark at $0.13 per share.  The shares were valued based on their market price on the date of issuance and were issued to Ms. Clark as additional compensation for her services as an officer and director of the Company. Ms Eden Clark resigned from her post on February 4th 2013 and these shares cancelled pursuant to the share exchange agreement of the same date.

(3) During the year ended September 30, 2012, the Company issued 15,000,000 shares to Patrick DeBlois, the Company’s former Secretary, at $0.13 per share.  The shares were valued based on their market price on the date of issuance and were issued to Mr. DeBlois as compensation for his services as an officer of the Company. Mr Patrick DeBlois resigned from his post on February 4th 2013 and these shares cancelled pursuant to the share exchange agreement of the same date.

(4) Mr. Ollie Amhurst was appointed as President, CEO, Treasurer, Secretary and Director of the Company on February 4th 2013. During the years ended September 30, 2013 and 2012, he received salaries of $69,355 and $17,979, respectively, for his services as a Director of Lot78 UK Limited.

(5) Mr. Asgherali Gulamhussein was appointed as a Director of our Company on July 27th 2013 and became our CFO on August 9th 2013. As part of accepting the Directorship role, the Company issued 150,000 shares to Mr. Gulamhussein , at $0.36 per share. The shares were valued based on their market price on the date of issuance. During the years ended September 30, 2013 and 2012, he received salaries of $20,817 and $0, respectively, for his services as CFO of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

There are no current outstanding equity awards to our executive officers as of September 30, 2013.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

The compensation paid to our Directors for their services on the Board of Directors of the Company is set forth above in the Summary Compensation Table.

Significant Employees /Consultants

As of the date of this Report, we employed a total of six full time employees. Our employees perform overlapping roles and have responsibilities for different segments of our business.

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Chief Executive Officer, Oliver Amhurst, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Amhurst collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Report by: (i) each of our directors; (ii) each of our executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our issued and outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of the date of this Report, there are 237,570,283 common shares issued and outstanding, 0 shares issuable upon the exercise of stock purchase options within 60 days, and 0 shares issuable upon the exercise of stock purchase warrants within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount &Nature of Beneficial Ownership (1)	Percent of Class (%)(2)
Oliver Amhurst (3) 65 Alfred Road Studio 209 London W2 5EU	Common	72,321,928	30.442%
Asgherali Gulamhussein (4) 65 Alfred Road Studio 209 London W2 5EU	Common	150,000	0.063%
All Officers and Directors as a Group (2)	Common	72,471,928	30.505%
David Hardcastle 2 Holmead Road London SW6 2JE	Common	39,856,128	16.776%
XZX Holdings Ltd Trust (5) Company Complex Ajeltake Road Ajeltake Island 96960	Common	23,417,600	9.857%
Ironclad Investment Ltd Trust (6) Company Complex Ajeltake Road Ajeltake Island 96960	Common	13,174,964	5.545%

(1)	The number and percentage of shares beneficially owned is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown that are beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 237,570,283 common shares issued and outstanding, 0 shares issuable upon the exercise of stock purchase options within 60 days, and 0 shares issuable upon the exercise of stock purchase warrants within 60 days, as of the date of this Report.

(3)	Oliver Amhurst is the current President, CEO, Treasurer, Secretary and Chairman of the Board of Directors of the Company. His beneficial ownership includes 72,321,928 common shares.

(4)	Asgherali Gulamhussein is the current CFO and a Director of the Company. His beneficial ownership includes 150,000 common shares.

(5)	XZX Holdings Ltd Trust’s beneficial ownership includes 23,417,600 common shares. The shares were purchased on the open market, accordingly, the Company is unaware as to who holds investment and voting control over the common shares beneficially owned by XZX Holdings Ltd Trust.

(6)	Ironclad Investment Ltd Trust’s beneficial ownership includes 13,174,964 common shares. The shares were purchased on the open market, accordingly, the Company is unaware as to who holds investment and voting control over the common shares beneficially owned by Ironclad Investment Ltd Trust.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of September 30, 2013, the Company owed an officer $26,850 for accounting and consultancy fees.

As of September 30, 2013, the Company owed a related party $32,272 for loans made to the Company.

As of September 30, 2013, the Company owed a shareholder of the Company owning greater than 10% of the Company’s outstanding shares of its common stock, $636,533 for loans made to the Company.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

☐	Disclosing such transactions in reports where required;

☐	Disclosing in any and all filings with the SEC, where required;

☐	Obtaining disinterested directors consent; and

☐	Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, neither Oliver Amhurst nor Asgherali Gulamhussein are independent directors because they are also executive officers of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended September 30, 2013	Year Ended July 31, 2012(1)
Audit fees (MaloneBailey)	$23,695	4,000
Audit Fees (LubbockFine)	$16,393	0
Audit-Related fees	$0	0
Tax fees	$0	0
All other fees	$0	0
Total	$40,088	4,000

(1) Effective May 14, 2013, the Company changed its fiscal year end from July 31 to September 30.

Audit Fees

During the fiscal year ended September 30, 2013, we incurred approximately $40,088 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended September 30, 2013.

During the fiscal year ended July 31, 2012, we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended July 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended September 30, 2013 and July 31, 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A were $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended September 30, 2013 and July 31, 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended September 30, 2013 and July 31, 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibit Number	Description	Filed

2.01	Share Exchange Agreement by and among the Company, the controlling stockholders of the Company, Anio Limited and the shareholders of Anio Limited dated November 12, 2012	Filed with the SEC on February 4, 2013 as part of our Current Report on Form 8-K.
3.01(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 27, 2008	Filed with the SEC on September 9, 2008 as part of our Registration Statement on Form S-1.
3.01(b)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on March 14, 2011	Filed with the SEC on December 20, 2012 as part of our Quarterly Report on Form 10-Q.
3.01(c)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 31, 2013	Filed with the SEC on February 4, 2013 as part of our Current Report on Form 8-K.
3.01(d)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 22, 2013	Filed with the SEC on November 29, 2013 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on September 9, 2008 as part of our Registration Statement on Form S-1.
10.01	Supply Terms and Conditions	Filed with the SEC on July 19, 2013 as part of our Current Report on Form 8-K.
10.02	Unsecured Senior Convertible Promissory Note, effective August 30, 2013, by and between Lot78, Inc. and Banque Benedict Hentsch & Cie SA.	Filed with the SEC on September 4, 2013 as part of our Current Report on Form 8-K.
10.03	Unsecured Senior Convertible Promissory Note, effective September 9, 2013, by and between Lot78, Inc. and Monument Assets & Resources Company Ltd	Filed with the SEC on September 11, 2013 as part of our Current Report on Form 8-K.
16.01	Letter to the SEC from De Joya, Griffith & Company LLC dated November 19, 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on November 29, 2013 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOT78, INC.

Dated: January 21, 2014	/s/ Oliver Amhurst
By: Oliver Amhurst
Its: President, Principal Executive Officer, Secretary, Treasurer and Director

Dated: January 21, 2014	/s/ Asgherali Gulamhussein
By: Asgherali Gulamhussein
Its: Principal Financial Officer & Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: January 21, 2014	/s/ Oliver Amhurst
By: Oliver Amhurst
Its: President, Principal Executive Officer, Secretary, Treasurer and Director

Dated: January 21, 2014	/s/ Asgherali Gulamhussein
By: Asgherali Gulamhussein
Its: Principal Financial Officer & Director