Form 10-Q
period 2013-12-31
LOT78, INC.
filed 2014-02-27
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

☑ Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No

As of February 27, 2014, there were 237,570,283 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "LOTE" refers to Lot78, Inc. and its wholly owned subsidiary Lot78 UK Limited.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOT78, INC.

CONSOLIDATED BALANCE SHEET

(unaudited)

	December 31,	September 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$49,947	$274,312
Accounts receivable	85,528	132,422
Prepaid expenses and other current assets	106,490	63,735
Inventory, net	16,107	61,460
Total current assets	258,072	531,929
Property and equipment, net	3,116	3,614
Patents, net	21,964	22,457
Total assets	$283,152	$558,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT Current liabilities:
Accounts payable and accrued liabilities	$274,318	$280,535
Accounts payable – related party	41,797	26,850
Debt due to third parties	186,314	137,156
Debt due to related parties	32,976	32,272
Derivative liabilities	192,214	434,464
Convertible debt due to shareholders	89,838	124,610
Due to shareholders	329,760	322,594
Total current liabilities	1,147,217	1,358,481
Long term debt due to shareholders	320,659	313,813
Convertible debt, net of discount of $437,458 and $437,500	12,542	12,500
Total long term liabilities	333,201	326,313
Total liabilities	$1,480,418	1,684,794

Stockholders’ deficit
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value per share, 350,000,000 shares authorized, 237,570,283 and 237,403,616 shares issued and outstanding	237,570	237,404
Additional paid-in capital	877,673	865,340
Accumulated other comprehensive income (loss)	17,017	42,134
Accumulated deficit	(2,329,526)	(2,271,672)
Total stockholders’ deficit	(1,197,266)	(1,126,794)
Total liabilities and stockholders’ deficit	$283,152	558,000

The accompanying notes are an integral part of the consolidated unaudited financial statements

LOT78, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Revenue, net	$55,730	$58,695
Cost of sales	69,409	75,384
Gross Loss	(13,679)	(16,689)
Expenses
Selling, general and administrative expenses	$273,576	$124,350
Depreciation and amortization	1,531	1,034
Total expenses	275,107	125,384
Other income (expense)
Interest expense	(11,318)	(10,401)
Gain on derivative liabilities	242,250	-
Total other income (expense)	230,932	(10,401)
Net loss	$(57,854)	$(152,474)
Foreign currency translation adjustments	(25,118)	(57)
Comprehensive income (loss)	(82,972)	(152,531)
Basic and diluted loss per share	$(0.00)	$(13.24)
Weighted average shares of common stock outstanding – basic	237,477,892	11,510

The accompanying notes are an integral part of the consolidated unaudited financial statements

LOT78, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months Ended	Three months Ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(57,854)	$(152,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	964	77
Amortization	567	957
Gain on derivative liabilities	(242,250)	-
Debt discount amortization	42	-
Stock based compensation	12,500	-
Change in operating assets/liabilities:
Accounts receivable	48,862	96,151
Prepaid expenses and other current assets	(40,608)	13,423
Inventory	45,840	671
Accounts payable and accrued expenses	11,293	(34,033)
Net cash provided by (used in) operating activities	(220,644)	(75,228)

Cash flows from financing activities
Proceeds from issuance of debt	45,322	77,656
Repayment of convertible debt to shareholders	(40,573)
Net cash flows provided by financing activities:	4,749	77,656

Effect of foreign currency on cash and cash equivalents	(8,470)	14
Net increase (decrease) in cash	$(224,365)	$2,442
Cash- beginning of period	274,312	-
Cash- end of period	$49,947	$2,442

Cash paid for interest	$1,347	$-
Cash paid for income taxes	$-	$-

Supplementary Non-Cash Information
Debt discount due to derivative liabilities	-	-

The accompanying notes are an integral part of the consolidated unaudited financial statements

Lot78, Inc.

Notes to CONSOLIDATED Financial Statements

Unaudited

1.	BASIS OF PRESENTATION & ORGANIZATION

Basis of presentation

The accompanying unaudited interim financial statements of Lot78, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in Form 10-K filed with the SEC on January 21, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended September 30, 2013 as reported in the Company’s Form 10-K have been omitted.

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

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception to December 31, 2013, of $2,329,526 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through debt and/or equity financing from third parties.

3.	DEBT – THIRD PARTIES AND RELATED PARTIES

At December 31, 2013 and September 30, 2013 debt consists of the following:

	December 31, 2013	September 30, 2013

Loans - CI LLC	$186,314	$137,156
Loans – Related parties	32,976	32,272
Loans - David Hardcastle – Shareholder ($329,760 short term)	650,419	636,407
Total Debt to shareholders and related parties	$869,709	$805,835

During the three months ended December 31, 2013, the Company received $45,322   from CI LLC as a short term loan.

Short term loans from CI LLC (“CIL”) are unsecured and interest free.

Other differences in the loan values between September 30, 2013 and December 31, 2013 are due to foreign exchange translations.

Long-term loans from David Hardcastle are unsecured and are currently non-interest bearing. However, once the Company secures significant external financing, the long term loans begin accruing interest at bank rate plus 2% per annum and will be payable in quarterly installments over a 3 year period.

4.	CONVERTIBLE DEBT, DERIVATIVE LIABILITIES & FAIR VALUE MEASUREMENTS

Convertible Debt – IIMG

Loans from Iceberg Investment Management Group (“IIMG”) are unsecured and accrue interest at a rate of 2.5% per annum. During the three months ended December 31, 2013, the Company repaid $40,573   to IIMG ..

If the loans remain unpaid by the maturity date, all amounts are convertible into common stock of the Company at 80% of the Company’s volume weighted average price (“VWAP”) for the 5 previous days prior to execution of the promissory note.

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

The above conversion notes contain a reset provision whereby the conversion price on the notes can be reduced based on future equity transactions of the Company. As a result, the conversion options were classified as derivative liabilities at their fair value on the date of issuance. The fair value of the derivative liabilities exceeded the principal amount of the notes, resulting in a full debt discount of $450,000, $12,542 of which has been amortized to interest expense from the date of the issuance to December 31 2013.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at December 31, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:

Derivative liabilities net September 30, 2013	$-	$-	$434,464	$434,464
Derivative liabilities net December 31, 2013	$-	$-	$192,214	$192,214

The following table summarizes the changes in the derivative liabilities during the period ended December 31, 2013:

Fair value as of October 1, 2013	$434,464
Change in fair value	242,250
Ending balance as of December 31, 2013	$192,214

The gain on derivative liabilities of $242,250 in the accompanying consolidated statement of operations consists of the change in fair value of $242,250 noted above.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent re-measurements.  Included in the model are the following assumptions: stock price at valuation date of $0.0547, exercise price of $0.125, dividend yield of zero, years to maturity of 2.67, risk free rate of 0.09 – 0.8   percent, and annualized volatility of 292.63 – 478.27 percent.

5.	RELATED PARTY TRANSACTIONS

As of December 31, 2013, the Company owed an officer $41,797 for accounting and consultancy fees.

6.	EQUITY

During the three months ended December 31, 2013 the Company issued 166,667 shares of common stock valued at $12,500 for services rendered.

7.	COMMITMENTS AND CONTINGENCIES

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

8.	SUBSEQUENT EVENTS

On 2nd January 2014, the Company opened a Letter of Credit with Bibby Financial Services amounting to $305,085 for it’s Spring/Summer 14 production. This Letter of Credit was covered by the forward orders received from our customers and the total amount outstanding as of date of issuance of the financial statements is $5,509.

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

Executive Summary

Our results for the current quarter were in line with expectations. Historically, we rely on re orders and online sales for revenues in our first and third quarters with the bulk of our revenue being generated in the second and fourth quarters co-inciding with the Spring/Summer and Fall/Winter seasons.

We are in the process of looking to have pre seasonal deliveries to our customers which if successful will generate greater revenues in our first and third quarters.

Plan of Operation

As of December 31, 2013, we had $49,947 of cash on hand. We incurred operating expenses in the amount of $273,576 during the period ended December 31, 2013. These operating expenses were comprised of general and administrative expenses, professional fees, directors’ and consulting fees, and other miscellaneous expenses.

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

Management believes that if subsequent placements are successful, we will generate sufficient sales revenue to cover our operating costs within the following twelve months thereof. However, additional equity and or debt financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Revenues

We earned revenues of $55,730 for the period ended December 31, 2013 compared to revenues of $58,695 for the period ended December 31, 2012. The decrease in revenues for the period ended December 31, 2013 can be attributed to our end of season Fall/Winter 13 stock being sold after the quarter end in February 2014 whereas our old stock for Fall/Winter 12 was sold in December 2012.

Cost of Goods Sold

Cost of goods sold for the period ended December 31, 2013 were $69,409 compared to $75,384 for the period ended December 31, 2012. Cost of goods sold represented 125% of sales for the period ended December 31, 2013 as compared to 128% for the period ended December 31, 2012. For the period ended December 31, 2013 the decrease can be attributed to a lower write down off stock for Fall/Winter 13 compared to Fall/Winter 12.

Expenses

For the period ended December 31, 2013, total general and administrative expenses increased $149,226, or 120%, to $273,576. This increase can be attributed to increased professional fees related to regulatory filings, increased travel costs for Fall/Winter 2013 sales, PR costs, employing an Italian Consultant for liasing with factories, increase in design team staff and salaries of the CEO and CFO whose costs were not incurred in the December 2012 quarter. We have also incurred one off costs relating to professional fees of $12,500, pertaining to preparation of filing of an S-1 document.

Working Capital
	At December 31, 2013	At September 30, 2013	Difference
Current Assets	$258,072	$531,929	$(273,857)
Current Liabilities	$1,147,217	$1,358,481	$211,264
Working Capital	$(889,145)	$(826,552)	$(62,593)

Cash Flows
	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Net Cash (Used) Provided by Operating Activities	$(220,644)	$(75,228)
Net Cash (Used) Provided by Investing Activities	$-	$-
Net Cash (Used) Provided by Financing Activities	$4,749	$77,656
Net Effect of Foreign Currency Translation	$(8,470)	$14
Net (Decrease) Increase in Cash During the Period	$(224,365)	$2,442

For the period ended December 31, 2013, net cash used in operating activities was $220,644 as a result of changes in our working capital, a net loss of $57,854 and a non cash derivative gain of $242,250

For the period ended December 31, 2013, net cash provided by financing activities was $4,749 as a result of proceeds from debt of $45,322, and repayment of convertible debt of $40,573.

We will require additional funds to fund our budgeted expenses in the future. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. For the period ended December 31, 2013 we have managed to raise $45,322 through debt financing. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Furthermore, we may continue to be unprofitable. We will need to raise additional funds in the future in order to proceed with our budgeted expenses. Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of December 31, 2013 is $49,947.

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

Going Concern

For the three months ended December 31, 2013, our Company has a comprehensive loss of $82,972 and an accumulated deficit of $2,329,526. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 21, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Controls Over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.	Quarterly Issuances:

During the quarter, the Company issued 166,667 shares of common stock for services rendered.

2.	Subsequent Issuances:

Subsequent to the quarter, the Company did not issue shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Filed
2.01	Share Exchange Agreement by and among the Company, the controlling stockholders of the Company, Anio Limited (Lot78), and the shareholders of Anio Limited (Lot78) dated November 12, 2012	Filed with the SEC on February 4, 2013 as part of our Current Report on Form 8-K.
3.01(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 27, 2008	Filed with the SEC on September 9, 2008 as part of our Registration Statement on Form S-1.
3.01(b)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on March 14, 2011	Filed with the SEC on December 20, 2012 as part of our Quarterly Report on Form 10-Q.
3.01(c)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 31, 2013	Filed with the SEC on February 4, 2013 as part of our Current Report on Form 8-K.
3.01(d)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on May 22, 2013	Filed with the SEC on November 29, 2013 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on September 9, 2008 as part of our Registration Statement on Form S-1.
10.01	Supply Terms and Conditions	Filed with the SEC on July 19, 2013 as part of our Current Report on Form 8-K.
10.02	Unsecured Senior Convertible Promissory Note, effective August 30, 2013, by and between Lot78, Inc. and Banque Benedict Hentsch & Cie SA.	Filed with the SEC on September 4, 2013 as part of our Current Report on Form 8-K.
10.03	Unsecured Senior Convertible Promissory Note, effective September 9, 2013, by and between Lot78, Inc. and Monument Assets & Resources Company Ltd	Filed with the SEC on September 11, 2013 as part of our Current Report on Form 8-K.
10.04	Purchase and Resale Agreement dated December 30, 2013 by and between Lot78 UK and Bibby.	Filed with the SEC on January 6, 2014 as part of our Current Report on Form 8-K.
10.05	Recourse Factoring Agreement dated December 30, 2013 by and between Lot78 UK and Bibby.	Filed with the SEC on January 6, 2014 as part of our Current Report on Form 8-K.
16.01	Letter to the SEC from De Joya, Griffith & Company LLC dated November 19, 2012	Filed with the SEC on November 19, 2012 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on November 29, 2013 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

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

LOT78, INC.

Date: February 27, 2014	/s/ Oliver Amhurst
By: Oliver Amhurst
Its: President and Chief Executive Officer

Date: February 27, 2014	/s/ Asgherali Gulamhussein
By: Asgherali Gulamhussein
Its: Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: February 27, 2014	/s/ Oliver Amhurst
By: Oliver Amhurst
Its: Director

Date: February 27, 2014	/s/ Asgherali Gulamhussein
By: Asgherali Gulamhussein
Its: Director

