Form 10-Q
period 2014-03-31
LOT78, INC.
filed 2014-05-20
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 20, 2014, there were 237,570,283 shares of the registrant’s $0.001 par value common stock issued and outstanding.

LOT78, INC.*

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4.	CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION
		12
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4.	MINE SAFETY DISCLOSURES	13
ITEM 5.	OTHER INFORMATION	13
ITEM 6.	EXHIBITS	13

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOT78, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$58,868	$274,312
Accounts receivable	345,858	132,422
Prepaid expenses and other current assets	8,786	63,735
Inventory, net	123,076	61,460
Total current assets	536,588	531,929
Property and equipment, net	2,561	3,614
Patents, net	21,172	22,457
Total assets	$560,321	$558,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT Current liabilities:
Accounts payable and accrued liabilities	$391,251	$280,535
Accounts payable – related party	50,493	26,850
Factoring credit facility	198,807	—
Debt due to third parties	354,368	137,156
Debt due to related parties	33,274	32,272
Derivative liabilities	149,990	434,464
Convertible debt due to shareholders	89,194	124,610
Due to shareholders	332,740	322,594
Total current liabilities	1,600,117	1,358,481
Long term debt due to shareholders	323,556	313,813
Convertible debt, net of discount of $437,365 and $437,500	12,635	12,500
Total long term liabilities	336,191	326,313
Total liabilities	$1,936,308	1,684,794

Stockholders’ deficit
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share, 350,000,000 shares authorized, 237,570,283 and 237,403,616 shares issued and outstanding	237,571	237,404
Additional paid-in capital	877,673	865,340
Accumulated other comprehensive income (loss)	8,558	42,134
Accumulated deficit	(2,499,789)	(2,271,672)
Total stockholders’ deficit	(1,375,987)	(1,126,794)
Total liabilities and stockholders’ deficit	$560,321	558,000

The accompanying notes are an integral part of the consolidated unaudited financial statements

LOT78, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013
Revenue, net	$704,244	$150,759	759,974	209,454
Cost of sales	443,496	101,774	512,905	177,157
Gross Profit	260,748	48,985	247,069	32,297
Expenses
Selling, general and administrative expenses	$448,819	$265,216	722,395	389,566
Depreciation and amortization	1,700	1,075	3,231	2,109
Total expenses	450,519	266,291	725,626	391,675
Other income (expense)
Interest expense	(22,716)	(9,972)	(34,034)	(20,373)
Gain on debt forgiveness		56,421		56,421
Gain on derivative liabilities	42,224		284,474
Total other income (expense)	19,508	46,449	250,440	36,048
Net loss	$(170,263)	$(170,857)	(228,117)	(323,330)
Foreign currency translation adjustments	(8,459)	87,458	(33,576)	87,401
Comprehensive income (loss)	(178,722)	(83,339)	(261,693)	(235,929)
Basic and diluted loss per share	$(0.00)	$(0.00)	(0.00)	(0.00)
Weighted average shares of common stock outstanding – basic	237,477,892	57,053,138	237,477,892	57,053,138

The accompanying notes are an integral part of the consolidated unaudited financial statements

LOT78, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended	Six months Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(228,117)	$(323,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,147	228
Amortization	2,084	1,881
Gain on debt forgiveness		(56,421)
Gain on derivative liabilities	(284,474)	—
Debt discount amortization	135	—
Stock based compensation	12,500	—
Change in operating assets/liabilities:
Accounts receivable	(205,899)	90,834
Prepaid expenses and other current assets	1,626	44,468
Inventory	(4,359)	(8,957)
Accounts payable and accrued expenses	105,136	73,600
Net cash provided by (used in) operating activities	(600,221)	(177,697)

Cash flows from investing activities
Cash acquired in reverse merger		28,964
Net cash provided by investing activities		28,964
Cash flows from financing activities
Proceeds from issuance of debt	209,459	260,230
Repayment of convertible debt to shareholders	(41,018)	(59,589)
Change in revolving facility	195,545	(51,218)
Net cash flows provided by financing activities:	363,986	149,423

Effect of foreign currency on cash and cash equivalents	20,791	(550)
Net increase (decrease) in cash	$(215,444)	$140
Cash- beginning of period	274,312	—
Cash- end of period	$58,868	$140

Cash paid for interest	$34,033	$—
Cash paid for income taxes	$—	$—

Supplementary Non-Cash Information
Debt discount due to derivative liabilities	—	—

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

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception to March 31, 2014, of $2,499,789 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company through debt and/or equity financing from third parties.

3.	FACTORING CREDIT FACILITY

The Company as reported on 01/06/14 has a Purchase and Resale and a Recourse Factoring Agreement with Bibby Trade Services Ltd amounting to £600,000 ($998,220).

Under the terms of our factoring facility, the Company may obtain advances of up to 80 percent of eligible accounts receivable, subject to a 1.8 percent per fixed fee and a factors discount fee of 3.00% above the greater of LIBOR, the base rate quoted from time to time by Barclays Bank PLC (or its successors). The remainder of the twenty percent is held in a restricted cash reserve account, which is released to the Company upon payment of the receivable. Bibby has full recourse under the agreement to return any receivables for which funds have been advanced. As a result, the Company does not reduce its accounts receivable until Bibby has collected on the invoices that have been factored.

As at March 31, 2014 and September 30, 2013, amounts owed under the Recourse Factoring Facility were $198,807 and NIL, respectively.

4.	DEBT – THIRD PARTIES AND RELATED PARTIES

At March 31, 2014 and September 30, 2013 debt consists of the following:

	March 31, 2014	September 30, 2013

Loans - CI LLC	$354,368	$137,156
Loans – Related parties	33,274	32,272
Loans - David Hardcastle – Shareholder ($332,740 short term)	656,296	636,407
Total Debt to shareholders and related parties	$1,043,938	$805,835

During the six months ended March 31, 2014, the Company received $209,459 from CI LLC as a short term loan.

Short term loans from CI LLC (“CIL”) are unsecured and interest free.

Other differences in the loan values between September 30, 2013 and March 31, 2014 are due to foreign exchange translations.

Long-term loans from David Hardcastle are unsecured and are currently non-interest bearing. However, once the Company secures significant external financing, the long term loans begin accruing interest at bank rate plus 2% per annum and will be payable in quarterly installments over a 3 year period.

5.	CONVERTIBLE DEBT, DERIVATIVE LIABILITIES & FAIR VALUE MEASUREMENTS

Convertible Debt – IIMG

Loans from Iceberg Investment Management Group (“IIMG”) are unsecured and accrue interest at a rate of 2.5% per annum. During the six months ended March 31, 2014, the Company repaid $41,018 to IIMG.

The balance payable to IIMG as at March 31, 2014, is $89,194. The notes were due on February 28, 2014 and April 30, 2014, however, pursuant to communication received from IIMG, it has been agreed that 10% of all future financing raised will be used to pay down the loans until all principal and accrued interest has been paid in full, unless the Company within its new debt arrangements has clauses which restricts it from paying down other debts.

At the option of IIMG, If the loans remain unpaid by the maturity date, all amounts are convertible into common stock of the Company at 80% of the Company’s volume weighted average price (“VWAP”) for the 5 previous days prior to execution of the promissory note.

As at March 31, 2014 $3,154.37 of the overall debt had been matured.

The Company has not received any communication from IIMG whether it wishes to activate the clause in converting this amount into common stock.

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

The above conversion notes contain a reset provision whereby the conversion price on the notes can be reduced based on future equity transactions of the Company. As a result, the conversion options were classified as derivative liabilities at their fair value on the date of issuance. The fair value of the derivative liabilities exceeded the principal amount of the notes, resulting in a full debt discount of $450,000, $12,635 of which has been amortized to interest expense from the date of the issuance to March 31, 2014.

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

The three levels of the fair value hierarchy are as follows:

Level 1 –	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 -	Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 –	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at March 31, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities net September 30, 2013	$—	$—	$434,464	$434,464
Derivative liabilities net March 31, 2014	$—	$—	$149,990	$149,990

The following table summarizes the changes in the derivative liabilities during the period ended March 31, 2014:

Fair value as of October 1, 2013	$434,464
Change in fair value	284,474

Ending balance as of March 31, 2014	$149,990

The gain on derivative liabilities of $284,474 in the accompanying consolidated statement of operations consists of the change in fair value of $284,474 noted above.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent re-measurements.  Included in the model are the following assumptions: stock price at valuation date of $0.044, exercise price of $0.125, dividend yield of zero, years to maturity of 2.43, risk free rate of 0.09 – 0.8 percent, and annualized volatility of 273.53 – 425.93 percent.

6.	RELATED PARTY TRANSACTIONS

As of March 31, 2014, the Company owed an officer $50,493 for accounting and consultancy fees.

7.	EQUITY

During the six months ended March, 2014, the Company issued 166,667 shares of common stock valued at $12,500 for services rendered.

8.	COMMITMENTS AND CONTINGENCIES

In November 2012, Anio Limited (now named Lot 78 UK Limited) entered into  a Consulting and Services Agreement with Iceberg Investments Management Group Limited, a British Virgin Islands corporation. This document includes a provision that Lot78 UK Ltd would pay a success fee of USD$770,000 on the closing of any financing in the amount exceeding $3,000,000.  The amount of the success fee purportedly payable reduces if the financing is less than $3,000,000. For these purposes, Iceberg has confirmed that no success fee would be payable if the financing is less than $1,450,000 and $500,000 whether by equity or loan raised from or introduced by Banque Benedict Hentsch & CIE SA is excluded. If Iceberg is not successful in obtaining financing for the Company within 18 months of a potential merger or transaction there are provisions that Lot78 UK Ltd provide a convertible promissory note.

The Company is taking legal advice on this document, the enforceability of its provisions and reserves its position as to whether such fees will be payable under or pursuant to this document.

9.	SUBSEQUENT EVENTS

NONE

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

Executive Summary

Our results for the current quarter has seen a record jump in revenues to $704,244 which has been due to taking on new customers for the Spring/Summer 14 season. Our distribution has increased with Zalando and Beymen in Europe and with Harvey Nichols in UAE and UK together with general increases within our core customers in the US and UK.

Our main revenues are generated in the second and fourth quarters of the year which co-incide with the Spring/Summer and Fall/Winter seasons.

We are heavily reliant on re-orders and online sales for revenues generated in the first and third quarters of our financial year and are in the process of looking to have pre seasonal deliveries to our customers which if successful will generate greater revenues in our first and third quarters.

Plan of Operation

As of March 31, 2014, we had $58,868 of cash on hand. We incurred operating expenses in the amount of $450,519 during the three months ended March 31, 2014. These operating expenses were comprised of general and administrative expenses, professional fees, directors’ and consulting fees, and other miscellaneous expenses.

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

Results of Operations for the Three and Six Months Ended March 31, 2014 and 2013

Revenues

We earned revenues of $704,244 for the three months ended March 31, 2014 compared to revenues of $150,759 for the three months March 31, 2013 an increase of 367%. For the six month period ended March 31, 2014 we earned revenues of $759,974 compared to $209,454 for the corresponding period in 2013 an increase of 263%. Increased revenues in the six month and three month period ended March 31, 2014 can be attributed to an increased customer base as a result of taking on Archetype Showroom as an agent for our US market and Four Marketing UK and Four Marketing International for our existing and new UK, European and Rest of the World market.

Our core customers revenue for the periods have been steadily increasing across all markets together with new customers coming onto our books for the current quarter.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2014 were $443,496 compared to $101,774 for the three months ended March 31, 2013. Cost of goods sold represented 63% of sales for the three months ended March 31, 2014 as compared to 68% for the three months ended March 31, 2013. This decrease in COGS as a percentage of sales for the three months ended March 31, 2014 can be attributed to better prices being negotiated with our factories.

For the six months ended March 31, 2014, cost of goods sold were $512,905 compared to $177,157 for the corresponding period in 2013. Cost of goods sold represented 67% of sales for the six months ended March 31, 2014 as compared to 85% for the six months ended March 31, 2013. The decrease in COGS for the six months ended 31 March 2014 as compared to the same corresponding period for 2013, can be attributed to write offs of obsolete inventory and sales of overstock inventory at discounted prices during the quarter ended December 31, 2012. During the quarter ended December 31, 2012, the Company sold many of the goods from prior seasons to a discount retailer for cost value or minimal margins. In addition, the Company held a pre-Christmas 2012 discount sale, where prior season merchandise was sold at depressed margins which has a negative impact on the gross margins achieved for that period.

Expenses

Expenses for the three months ended March 31, 2014, expenses were $450,519, compared to $266,291 for the three month ended March 31, 2013 an increase of 69%. This increase is mainly attributable to increased professional fees related to the share exchange agreements, larger sample costs due to an increasing expansive collection, the cost of employing a CFO, increased personnel due to the expansion of operations and commissions payable to Four Marketing and Archetype Showrooms.

For the six months ended March 31, 2014 expenses were $725,626, compared to $391,675 for the corresponding period in 2013 an increase of 85%. This increase can be attributed to increased professional fees related to the share exchange agreement, larger sample costs due to an increasing expansive collection, increased travel costs for Spring/Summer 2014 and Autumn/Winter 2014 sales, and increased personnel due to the expansion of operations.

Liquidity and Financial Condition

Working Capital
	At March 31, 2014	At September 30, 2013	Difference
Current Assets	$536,588	$531,929	$4,659
Current Liabilities	$1,600,117	$1,358,481	$(241,636)
Working Capital	$(1,063,529)	$(826,552)	$(236,977)

Cash Flows
	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013
Net Cash (Used) Provided by Operating Activities	$(600,221)	$(177,697)
Net Cash (Used) Provided by Investing Activities	$—	$(28,964)
Net Cash (Used) Provided by Financing Activities	$363,986	$149,423
Net Effect of Foreign Currency Translation	$20,791	$(550)
Net (Decrease) Increase in Cash During the Period	$(215,444)	$140

For the period ended March 31, 2014, net cash used in operating activities was $600,221 as result of changes in our working capital, a net loss of $228,117 and a non cash derivative gain of $284,474.

For the period ended March 31, 2014, net cash provided by financing activities was $363,986 as a result of proceeds from debt of $209,459, repayment of convertible debt of $41,018 and change in our factoring facility with our factoring company of $195,545.

We will require additional funds to fund our budgeted expenses in the future. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. For the period ended March 31, 2014 we have managed to raise $209,459 through debt financing. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Furthermore, we may continue to be unprofitable. We will need to raise additional funds in the future in order to proceed with our budgeted expenses. Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of March 31, 2014 is $58,868.

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

Going Concern

For the three months ended March 31, 2014, our Company has a comprehensive loss of $178,722 and an accumulated deficit of $2,499,789. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off balance sheet transactions that have had, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 21, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

During the quarter, the Company did not issue shares of common stock.

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

LOT78, INC.

Date: May 20, 2014	/s/ Oliver Amhurst
By: Oliver Amhurst
Its: President, Principal Executive Officer, Secretary, Treasurer and Director

Date: May 20, 2014	/s/ Asgherali Gulamhussein
By: Asgherali Gulamhussein
Its: Principal Financial Officer, Principal Accounting Officer, Controller and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: May 20, 2014	/s/ Oliver Amhurst
By: Oliver Amhurst
Its: President, Principal Executive Officer, Secretary, Treasurer and Director

Date: May 20, 2014	/s/ Asgherali Gulamhussein
By: Asgherali Gulamhussein
Its: Principal Financial Officer, Principal Accounting Officer, Controller and Director