Form 10-Q
period 2014-06-30
LOT78, INC.
filed 2014-09-23
CIK 1444275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes     ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

As of September 22, 2014, there were 282,563,636 shares of the registrant’s $0.001 par value common stock issued and outstanding.

LOT78, INC.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	2
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 4.	CONTROLS AND PROCEDURES	13

PART II. OTHER INFORMATION
		13
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS	13
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4.	MINE SAFETY DISCLOSURES	14
ITEM 5.	OTHER INFORMATION	14
ITEM 6.	EXHIBITS	14

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

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOT78, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$79,957	$274,312
Accounts receivable	204,714	132,422
Prepaid expenses and other current assets	19,113	63,735
Inventory, net	113,640	61,460
Total current assets	417,424	531,929
Property and equipment, net	4,839	3,614
Patents, net	20,655	22,457
Total assets	$442,918	$558,000
LIABILITIES AND STOCKHOLDERS’ DEFICIT Current liabilities:
Accounts payable and accrued liabilities	$571,346	$280,535
Accounts payable – related party	58,065	26,850
Factoring credit facility	93,468	—
Debt due to related parties	464,864	169,428
Derivative liabilities	78,454	434,464
Convertible debt due to shareholders	90,179	124,610
Due to shareholders	340,687	322,594
Total current liabilities	1,697,063	1,358,481
Long term debt due to shareholders	331,161	313,813
Convertible debt, net of discount of $437,365 and $437,500	12,838	12,500
Total long term liabilities	343,999	326,313
Total liabilities	$2,041,062	1,684,794

Stockholders’ deficit
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share, 350,000,000 shares authorized, 238,126,950 and 237,403,616 shares issued and outstanding	238,127	237,404
Additional paid-in capital	890,923	865,340
Accumulated other comprehensive income (loss)	(22,696)	42,134
Accumulated deficit	(2,704,498)	(2,271,672)
Total stockholders’ deficit	(1,598,144)	(1,126,794)
Total liabilities and stockholders’ deficit	$442,918	558,000

The accompanying notes are an integral part of the consolidated unaudited financial statements

LOT78, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Revenue, net	$225,983	$92,591	985,957	302,045
Cost of sales	235,247	69,082	748,152	246,239
Gross (Loss) Profit	(9,264)	23,509	237,805	55,806
Expenses
Selling, general and administrative expenses	$253,094	$164,632	975,489	557,275
Foreign currency transaction adjustment		4,760		4,760
Depreciation and amortization	1,914	1,063	5,145	3,172
Total expenses	255,008	170,455	980,634	565,207
Other income (expense)
Interest expense	(11,973)	(7,641)	(46,007)	(28,014)
Gain on debt forgiveness				56,421
Gain on derivative liabilities	71,536		356,010
Total other income (expense)	59,563	(7,641)	310,003	28,047
Net loss	$(204,709)	$(154,587)	(432,826)	(480,994)
Foreign currency translation adjustments	(31,254)	20,133	(64,830)	107,588
Comprehensive (loss)	(235,963)	(134,454)	(497,656)	(373,406)
Basic and diluted loss per share	$(0.00)	$(0.00)	(0.00)	(0.00)
Weighted average shares of common stock outstanding – basic	237,746,579	232,650,173	237,597,267	184,085466

The accompanying notes are an integral part of the consolidated unaudited financial statements

LOT78, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(432,826)	$(480,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,855	297
Amortization	2,952	2,875
Gain on debt forgiveness		(56,421)
Gain on derivative liabilities	(356,010)	—
Debt discount amortization	338	—
Stock based compensation	26,306	—
Change in operating assets/liabilities:
Accounts receivable	(63,032)	86,928
Prepaid expenses and other current assets	(8,176)	32,724
Inventory	7,558	(35,582)
Accounts payable and accrued expenses	278,996	(38,719)
Net cash (used in) provided by operating activities	(542,039)	(488,892)

Cash flows from investing activities
Purchase of property and equipment	(2,849)
Cash acquired in reverse merger		28,964
Net cash used in investing activities	(2,849)	28,964
Cash flows from financing activities
Proceeds from share sales		325,000
Proceeds from issuance of debt - related parties	277,486	344,313
Repayment of convertible debt to shareholders	(41,018)	(88,232)
Change in bank overdraft	—	(109,714)
Repayment of shareholder loans		(67,165)
Change in revolving facility	94,921	—
Net cash flows provided by financing activities:	331,389	404,202

Effect of foreign currency on cash and cash equivalents	19,144	56,675
Net (decrease) increase in cash	$(194,355)	$949
Cash- beginning of period	274,312	—
Cash- end of period	$79,957	$949

Cash paid for interest	$46,006	$17,285
Cash paid for income taxes	$—	$—

Supplementary Non-Cash Information
Acquisition of Bold Energy Inc	—	47,945

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

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception to June 30, 2014, of $2,704,498 which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As at June 30, 2014 and September 30, 2013, amounts owed under the Recourse Factoring Facility were $93,468 and NIL, respectively.

4.	DEBT – RELATED PARTIES

During the Nine months ended June 30, 2014, the Company received $277,486 from Cressida Investments LLC as a short term loan.

Short term loans from Cressida Investments LLC are unsecured and interest free.

Other differences in the loan values between September 30, 2013 and June 30, 2014 are due to foreign exchange translations.

Long-term loans from David Hardcastle are unsecured and are currently non-interest bearing. However, once the Company secures significant external financing, the long term loans begin accruing interest at bank rate plus 2% per annum and will be payable in quarterly installments over a 3 year period.

5.	CONVERTIBLE DEBT, DERIVATIVE LIABILITIES & FAIR VALUE MEASUREMENTS

Convertible Debt – IIMG

Loans from Iceberg Investment Management Group (“IIMG”) are unsecured and accrue interest at a rate of 2.5% per annum. During the Nine months ended June 30, 2014, the Company repaid $41,018 to IIMG.

The balance payable to IIMG as at June 30, 2014, is $90,179. The notes were due on February 28, 2014 and April 30, 2014, however, pursuant to communication received from IIMG, it has been agreed that 10% of all future financing raised will be used to pay down the loans until all principal and accrued interest has been paid in full, unless the Company within its new debt arrangements has clauses which restricts it from paying down other debts.

At the option of IIMG, If the loans remain unpaid by the maturity date, all amounts are convertible into common stock of the Company at 80% of the Company’s volume weighted average price (“VWAP”) for the 5 previous days prior to execution of the promissory note.

As at June 30, 2014 $90,179 of the overall debt had been matured.

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

The above conversion notes contain a reset provision whereby the conversion price on the notes can be reduced based on future equity transactions of the Company. As a result, the conversion options were classified as derivative liabilities at their fair value on the date of issuance. The fair value of the derivative liabilities exceeded the principal amount of the notes, resulting in a full debt discount of $450,000, $338 of which has been amortized to interest expense to June 30, 2014.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at June 30, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:

Derivative liabilities net September 30, 2013	$-	$-	$434,464	$434,464
Derivative liabilities net June 30, 2014	$-	$-	$78,454	$78,454

The following table summarizes the changes in the derivative liabilities during the period ended June 30, 2014:

Fair value as of October 1, 2013	$434,464
Change in fair value	356,010

Ending balance as of June 30, 2014	$78,454

The gain on derivative liabilities of $356,010 in the accompanying consolidated statement of operations consists of the change in fair value of $356,010 noted above.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent re-measurements.  Included in the model are the following assumptions: stock price at valuation date of $0.025, exercise price of $0.125, dividend yield of zero, years to maturity of 2.18, risk free rate of 0.09 – 0.8 percent, and annualized volatility of 253.27 – 373.55 percent.

6.	RELATED PARTY TRANSACTIONS

As of June 30, 2014, the Company owed an officer $58,065 for accounting and consultancy fees.

7.	EQUITY

During the Nine months ended June, 2014, the Company issued 723,334 shares of common stock valued at $26,306 for services rendered.

8.	COMMITMENTS AND CONTINGENCIES

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

As reported in our 8-K filed on August 22, 2014, the Company On August 18, 2014, completed the sale of a total of 44,436,686 shares of its common stock to two accredited investors in a private placement (the “Private Placement”) pursuant to the terms of stock purchase agreements entered into by and between the Company and each investor (the “Purchase Agreements”). The sales included (i) 23,993,891 shares sold to LIBANK S.A.L. (Levant Investment Bank) for $424,575 in cash and (ii) 20,442,795 shares sold to Cressida Investments LLC (“Cressida”) as repayment of the full amount of an existing non-recourse, interest-free and unsecured loan to the Company in the principal amount of £213,000.

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

Executive Summary

Our results for the current quarter has seen a steady growth in revenues to $225,893 in a quarter which generally is a quiet one. Due to the seasonality of our business, the majority of our sales are booked in second and fourth quarters of the year which co-incide with the Spring/Summer and Fall/Winter seasons. However, the Company is now looking into opening up further delivery windows to our customers, which in turn may result in steady revenue stream across all four quarters.

Plan of Operation

As of June 30, 2014, we had $79,957 of cash on hand. We incurred operating expenses in the amount of $255,008 during the three months ended June 30, 2014. These operating expenses were comprised of general and administrative expenses, professional fees, directors’ and consulting fees, and other miscellaneous expenses.

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

Results of Operations for the Three and Nine Months Ended June 30, 2014 and 2013

Revenues

We earned revenues of $225,983 for the three months ended June 30, 2014 compared to revenues of $92,591 for the three months June 30, 2013 an increase of 144%. For the Nine month period ended June 30, 2014 we earned revenues of $985,957 compared to $302,045 for the corresponding period in 2013 an increase of 226%. Increased revenues in the Nine month and three month period ended June 30, 2014 can be attributed to an increased customer base as a result of taking on Archetype Showroom as an agent for our US market and Four Marketing UK and Four Marketing International for our existing and new UK, European and Rest of the World market.

Our core customers revenue for the periods have been steadily increasing across all markets together with new customers coming onto our books for the current quarter and the next quarter, wherein we have opened new doors for the FW14 season.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2014 were $235,247 compared to $69,082 for the three months ended June 30, 2013. Cost of goods sold represented 104% of sales for the three months ended June 30, 2014 as compared to 75% for the three months ended June 30, 2013. This increase in COGS as a percentage of sales for the three months ended June 30, 2014 can be attributed to selling a great proportion of our out of season stock to discount retailers in the UK. In the current quarter these were sold to TJX Europe a subsidiary of TJX Inc and Brand Outlet.

For the Nine months ended June 30, 2014, cost of goods sold were $748,152 compared to $246,239 for the corresponding period in 2013. Cost of goods sold represented 76% of sales for the Nine months ended June 30, 2014 as compared to 82% for the Nine months ended June 30, 2013. The decrease in COGS for the Nine months ended June 30, 2014 as compared to the same corresponding period for 2013, can be attributed to better prices being negotiated prices with our Italian factories and extra discounts being given due to the increase in our orders.

Expenses

Expenses for the three months ended June 30, 2014, expenses were $255,008, compared to $170,455 for the three month ended June 30, 2013 an increase of 50%. This increase is mainly attributable to , larger sample costs due to an increasing expansive collection, the cost of employing a CFO, increased personnel due to the expansion of operations and commissions payable to Four Marketing and Archetype Showrooms. This increase has been necessary to expand our operations and the corresponding effect can be seen in the increased turnover.

For the Nine months ended June 30, 2014 expenses were $980,634, compared to $565,207 for the corresponding period in 2013 an increase of 73%. This increase can be attributed to , larger sample costs due to an increasing expansive collection, increased travel costs for Spring/Summer 2014 and Autumn/Winter 2014 sales, and increased personnel due to the expansion of operations.

Liquidity and Financial Condition

 Working Capital

	At June 30, 2014	At September 30, 2013	Difference
Current Assets	$417,424	$531,929	$(114,505)
Current Liabilities	$1,697,063	$1,358,481	$(338,582)
Working Capital	$(1,279,639)	$(826,552)	$(483,087)

 Cash Flows

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Net Cash (Used) Provided by Operating Activities	$(542,039)	$(488,892)
Net Cash (Used) Provided by Investing Activities	$(2,849)	$28,964
Net Cash Provided by Financing Activities	$331,389	$404,202
Net Effect of Foreign Currency Translation	$19,144	$56,675
Net (Decrease) Increase in Cash During the Period	$(194,355)	$949

For the period ended June 30, 2014, net cash used in operating activities was $542,039 as a result of changes in our working capital, a net loss of $432,826 and a non cash derivative gain of $356,010.

For the period ended June 30, 2014, net cash provided by financing activities was $331,389 as a result of proceeds from debt of $277,486, repayment of convertible debt of $41,018 and change in our factoring facility with our factoring company of $94,921.

We will require additional funds to fund our budgeted expenses in the future. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. For the period ended June 30, 2014 we have managed to raise $277,486 through debt financing. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Furthermore, we may continue to be unprofitable. We will need to raise additional funds in the future in order to proceed with our budgeted expenses. Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from operating cash flows, and the ability to raise funds through equity and/or debt financing to increase sales and production. Our primary sources of liquidity are: (i) cash from sales of our products; and (ii) financing activities. Our cash balance as of June 30, 2014 is $79,957.

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

Going Concern

For the three months ended June 30, 2014, our Company has a comprehensive loss of $235,963 and an accumulated deficit of $2,704,498. Our Company intends to fund operations through operational cash flow and equity/debt financing arrangements. These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As at June 30, 2014, the Company had a commitment of €106,659.91 ($145,529.24) pertaining to a Letter of credit with our factory in Italy for goods to be delivered in the next quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on January 21, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

LOT78, INC.

Date: September 22, 2014	/s/ Oliver Amhurst
By: Oliver Amhurst
Its: President, Principal Executive Officer, Secretary, Treasurer and Director

Date: September 22, 2014	/s/ Asgherali Gulamhussein
By: Asgherali Gulamhussein
Its: Principal Financial Officer, Principal Accounting Officer, Controller and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: September 22, 2014	/s/ Oliver Amhurst
By: Oliver Amhurst
Its: President, Principal Executive Officer, Secretary, Treasurer and Director

Date: September 22, 2014	/s/ Asgherali Gulamhussein
By: Asgherali Gulamhussein
Its: Principal Financial Officer, Principal Accounting Officer, Controller and Director

